Form 10QSB
period 1999-03-31
CHEROKEE BANKING CO
filed 1999-07-20
CIK 1077535

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ______ to


                            Cherokee Banking Company
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                              6711                               58-2432974
------------------------------      ----------------------------      ------------------------------------
 (State of Jurisdiction of          (Primary Standard Industrial      (I.R.S. Employer Identification No.)
Incorporation or organization)       Classification Code Number)

1275 Riverstone Parkway
Canton, Georgia                                                                      30114
-------------------------------                                       ------------------------------------
(Address of principal executive                                                    (Zip Code)
offices)

                                             770-479-3400
                                          ------------------
                                          (Telephone Number)


                                            Not Applicable
                                            --------------
                                     (Former name, former address
                                       and former fiscal year,
                                     if changed since last report)

   Check whether the issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES      NO XX
                                             --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   No shares of common stock, $5 par value per share, issued and outstanding as of March 31, 1999. Registrant has recently completed an offering of its stock pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on April 1, 1999. In this offering, 738,659 shares were sold, and are deemed outstanding as of July 19,1999.

   Transitional Small Business Disclosure Format (check one):  YES     NO XX
                                                                   --     --

                            CHEROKEE BANKING COMPANY

                         PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     The financial statements of Cherokee Banking Company ("Cherokee") are set forth in the following pages.

                            CHEROKEE BANKING COMPANY
                       (A Development Stage Corporation)

                                 Balance Sheet

                                 March 31, 1999

                                   Assets
                                   ------

Cash                                                              $   3,461

Deferred offering expenses                                           15,000

Other assets                                                         11,156
                                                                  ---------

                                                                  $  29,617
                                                                  =========

                      Liabilities and Stockholder's Equity
                      ------------------------------------

Note payable - line of credit                                     $ 140,000
                                                                  ---------

Commitments

Stockholder's equity:

 Preferred stock, no par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                    ---

 Common stock, no par value; 10,000,000 shares authorized;
   10 shares issued and outstanding                                      10

 Deficit accumulated during the development stage                  (110,393)
                                                                  ---------

       Total stockholder's equity                                  (110,383)
                                                                  ---------

                                                                  $  29,617
                                                                  =========

                            CHEROKEE BANKING COMPANY
                       (A Development Stage Corporation)

                            Statements of Operations

                   For the Three Months Ended March 31, 1999
       and the Period from October 9, 1998 (inception) to March 31, 1999


                                       Three Months     Cumulative
                                          Ended          Through
                                      March 31, 1999  March 31, 1999
                                      --------------  --------------

Expenses:
 Salaries and employee benefits           $31,491          31,491

 Regulatory Fees                            2,780          20,180

 Legal and professional                    13,000          34,250

 Interest                                   1,285           1,285

 Occupancy                                  2,478           2,478

 Other operating                           18,945          20,709
                                          -------         -------

     Net loss                             $69,979         110,393
                                          =======         =======

                            CHEROKEE BANKING COMPANY
                       (A Development Stage Corporation)

                            Statements of Cash Flows

                   For the Three Months Ended March 31, 1999
       and the Period from October 9, 1998 (inception) to March 31, 1999

                                                            Three Months      Cumulative
                                                                Ended           Through
                                                           March 31, 1999   March 31, 1999
                                                           --------------   --------------

Cash flows from operating activities:
  Net loss                                                       $(69,979)        (110,393)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
     Change in other                                               (1,156)         (11,156)
                                                                 --------         --------

        Net cash used by operating activities                     (71,135)        (121,549)
                                                                 --------         --------

Cash flows from investing activities, consisting of
  Deferred offering expenses                                      (15,000)         (15,000)
                                                                 --------         --------

Cash flows from financing activities, consisting of:
  Proceeds from line of credit                                     80,000          140,000
  Sale of organization shares of common stock                         ---               10
                                                                 --------         --------

        Net cash provided by financing activities                  80,000          140,010
                                                                 --------         --------

Net change in cash and cash equivalents                            (6,135)           3,461

Cash and cash equivalents at beginning of period                    9,596              ---
                                                                 --------         --------

Cash and cash equivalents at end of period                       $  3,461            3,461
                                                                 ========         ========

Supplemental cash flow information:
  Cash paid for interest                                         $  1,285            1,285

                            CHEROKEE BANKING COMPANY
                       (A Development Stage Corporation)

                         Notes to Financial Statements


(1)  Organization
     ------------
     Cherokee Banking Company ("Cherokee") was incorporated for the purpose of becoming a bank holding company. Cherokee intends to acquire 100% of the outstanding common stock of Cherokee Bank, N.A. (the Bank) (Proposed), which will operate in the Cherokee County, Georgia area. The organizers of the Bank filed a joint application to charter the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation on December 14, 1998. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the third quarter of 1999.

     Operations through March 31, 1999 relate primarily to expenditures by the organizers for incorporating and organizing Cherokee. All expenditures by the organizers are considered expenditures of Cherokee.

     Cherokee plans to raise between $6,500,000 and $10,000,000 through an offering of its common stock at $10 per share, of which $6,000,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $1,420,000 of Cherokee's stock.

     In connection with Cherokee's formation and initial offering, warrants will be issued to the organizing stockholders. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering and are exercisable on each of the three succeeding anniversaries of the date of opening of the Bank at the initial offering price of $10 per share. These warrants expire ten years after the date of grant. Cherokee has also reserved 30,000 shares for the issuance of options under an employee incentive stock option plan.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------
     Organization Costs
     Costs incurred for the organization of Cherokee and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being expensed as incurred.

     Deferred Offering Expenses

     Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

     Pre-Opening expenses
     Costs incurred for overhead and other operating expenses are included in the current period's operating results.

     Proforma Net Loss Per Common Share

     Proforma net loss per common share is calculated by dividing net loss by the minimum number (650,000) of common shares, which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the period ended March 31, 1999 was $0.11, with a cumulative net loss per share from inception to March 31, 1999 of $0.17.

                            CHEROKEE BANKING COMPANY
                       (A Development Stage Corporation)

                    Notes to Financial Statements, continued

(3)  Liquidity and Going Concern Considerations
     ------------------------------------------
     Cherokee incurred a net loss of $110,393 for the period from October 9, 1998 (inception) to March 31, 1999. At March 31, 1999, liabilities exceeded assets by $110,383.

     At March 31, 1999, Cherokee is funded by a line of credit from a bank. Management believes that the current level of expenditures is well within the financial capabilities of the organizers and adequate to meet existing obligations and fund current operations, but obtaining final regulatory approvals and commencing banking operations is dependent on successfully completing the stock offering.

     To provide permanent funding for its operation, Cherokee is offering a minimum of 650,000 and a maximum of 1,000,000 shares of its no par value common stock at $10 per share in an initial public offering. Costs related to the organization and registration of Cherokee's common stock will be paid from the gross proceeds of the offering. Shares issued which are outstanding at March 31, 1999 will be redeemed concurrently with the consummation of the offering. Should subscriptions for the minimum offering not be obtained, amounts paid by the subscribers with their subscriptions will be returned and the offer withdrawn.

(4)  Line of Credit
     --------------
     Organization, offering and pre-opening costs incurred prior to the opening for business will be funded under a $250,000 line of credit. The terms of the existing line of credit, which is guaranteed by the organizers, include a maturity of December 21, 1999 and interest, payable quarterly, calculated at one percent below the prime interest rate.

(5)  Preferred Stock
     ---------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of Cherokee. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(6)  Commitments and Related Party Transactions
     ------------------------------------------
     A contract for the land on which the main office will be constructed has been entered into with a total purchase price of $450,000, of which $10,000 has been paid as earnest money.

     Cherokee intends to enter into an employment agreement with its President and Chief Executive Officer, providing for an initial term of three years commencing January 1, 1999. The agreement provides for a base salary, an incentive bonus based on Cherokee's performance, stock options, and other perquisites commensurate with his employment.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Since its inception on October 9, 1998, Cherokee's principal activities have been related to its organization, the conducting of its initial public offering, and the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter a bank. Cherokee filed an application with the OCC on December 14, 1998. The OCC granted preliminary approval of the application on April 8, 1999, and the FDIC granted preliminary approval of the application on May 14, 1999.

     At March 31, 1999, Cherokee had total assets of $29,617. These assets consisted principally of the payment for an option for the site for the Bank premises of $10,000, deferred offering expenses of $15,000 and cash of $3,461.

     Cherokee's liabilities at March 31, 1999 were $140,000, consisting of advances under a line of credit from a bank. Cherokee had a stockholder's deficit of $110,383 at March 31, 1999.

     Cherokee had a net loss of $69,979 for the quarter ended March 31, 1999, and $110,393 cumulatively from inception through March 31, 1999, or a pro forma net loss of $0.11 per share for the quarter ended March 31, 1999 and $0.17 per share cumulatively since inception (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC and the FDIC to charter the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, preparing a Prospectus and filing a Registration Statement with the SEC, selling the common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relations activities on behalf of Cherokee, developing prospective business contacts for Cherokee, and taking other actions necessary for a successful Bank opening. Because Cherokee was in the organization stage, it had no operations from which to generate revenues.

     A minimum of $6,500,000 will be raised in the Offering and used to capitalize Cherokee and to provide working capital. Cherokee believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the OCC, the organizers estimate that Cherokee's deficit when it opens to be approximately $213,000, although the actual deficit may be significantly higher or lower. Cherokee believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that Cherokee will achieve any particular level of profitability. Cherokee has obtained a $250,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Bank is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of Cherokee.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     There are no material pending legal proceedings to which Cherokee is a party or of which any of their property is the subject.

Item 2.  Changes in Securities

    (a)  Not applicable
    (b)  Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to security holders for a vote during the three months ended March 31, 1999.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    (b)  Reports on Form 8-K
         None

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHEROKEE BANKING COMPANY




                                      By: /s/ Dennis W. Burnette
                                          --------------------------------------
                                          Dennis W. Burnette
                                          President, Chief Executive Officer and
                                          Director




                                      By: /s/ A.R. Roberts, III
                                          --------------------------------------
                                          A.R. Roberts, III
                                          Chief Financial Officer, Chief
                                           Operations Officer and Director