Form 10QSB
period 1999-06-30
CHEROKEE BANKING CO
filed 1999-08-16
CIK 1077535

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________________ to


                           Cherokee Banking Company
                           ------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                           6711                             58-2432974
------------------------------   ----------------------------   -----------------------------------

  (State of Jurisdiction of      (Primary Standard Industrial   (I.R.S. Employer Identification No.)
Incorporation or organization)    Classification Code Number)

1275 Riverstone Parkway
Canton, Georgia                                                                30114
-------------------------------                                 ------------------------------------
(Address of principal executive                                              (Zip Code)
offices)

                                        770-479-3400
                                        ------------
                                     (Telephone Number)


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

                                       YES [X]   NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
    738,658 shares of common stock, no par value per share, issued and outstanding as of June 30, 1999. Registrant has recently completed an offering of its stock pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on April 1, 1999. In this offering, 738,658 shares were sold, and are deemed outstanding as of August 3, 1999.

    Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]

                            CHEROKEE BANKING COMPANY

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial statements of Cherokee Banking Company ("Cherokee") are set forth in the following pages.


















    This Form 10-Q contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional and local market conditions and legislative and regulatory conditions.

    Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. Cherokee undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents Cherokee files from time to time with the Securities and Exchange Commission.

                           CHEROKEE BANKING COMPANY
                       (A Development Stage Corporation)

                                 Balance Sheet

                                 JUNE 30, 1999

                                    Assets
                                    ------

Cash                                                            $6,603,624
Land, construction and equipment                                   500,963
Deferred offering expenses                                          25,000
Other assets                                                        41,942
                                                                ----------
                                                                $7,171,529
                                                                ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Commitments
Stockholders' equity:
 Preferred stock, no par value; 2,000,000 shares authorized;
   no shares issued and outstanding                             $       --
 Common stock, no par value; 10,000,000 shares authorized;
   738,658 shares issued and outstanding                         7,386,580
 Deficit accumulated during the development stage                 (215,051)
                                                                ----------
       Total stockholders' equity                               $7,171,529
                                                                ==========

                            CHEROKEE BANKING COMPANY
                       (A Development Stage Corporation)

                            Statements of Operations

          For the Three Months and the Six Months Ended June 30, 1999 and the Period from October 9, 1998 (inception) to June 30, 1999

                                    Three Months     Six Months      Cumulative
                                        Ended           Ended          Through
                                    June 30, 1999   June 30, 1999   June 30, 1999
                                    -------------   -------------   -------------
Interest income                        $ 49,136          49,244          49,244
                                       --------         -------         -------
Expenses:
Salaries and employee benefits           63,816          95,307          95,307
Regulatory fees                           3,500           6,280          23,680
Legal and professional                   22,022          35,022          56,272
Interest                                  5,477           6,762           6,762
Occupancy                                15,318          17,796          17,796
Other operating                          43,661          62,714          64,478
                                       --------         -------         -------
     Total expenses                     153,794         223,881         264,295
                                       --------         -------         -------
     Net loss                          $104,658         174,637         215,051
                                       ========         =======         =======

                            CHEROKEE BANKING COMPANY
                       (A Development Stage Corporation)

                            Statements of Cash Flows

                     For the Six Months Ended June 30, 1999
        and the Period from October 9, 1998 (inception) to June 30, 1999

                                                         Six Months       Cumulative
                                                           Ended           Through
                                                       June 30, 1999    June 30, 1999
                                                       --------------   --------------
Cash flows from operating activities:
  Net loss                                              $  (174,637)        (215,051)
  Adjustments to reconcile net loss to net cash
   used by
   operating activities:
     Change in other                                        (31,952)         (41,942)
                                                        -----------        ---------
         Net cash used by operating activities             (206,589)        (256,993)
                                                        -----------        ---------
 Cash flows from investing activities:
  Deferred offering expenses                                (25,000)         (25,000)
  Purchases of land, construction and equipment            (500,963)        (500,963)
                                                        -----------        ---------
         Net cash used by investing activities             (525,963)        (525,963)
                                                        -----------        ---------
 Cash flows from financing activities, consisting of:
  Repayment of line of credit                               (60,000)             --
  Sale of common stock                                    7,386,580        7,386,580
                                                        -----------        ---------
         Net cash provided by financing activities        7,326,580        7,386,580
                                                        -----------        ---------
Net change in cash and cash equivalents                   6,594,028        6,603,624

Cash and cash equivalents at beginning of period              9,596               --
                                                         ----------        ---------
Cash and cash equivalents at end of period               $6,603,624        6,603,624
                                                         ==========        =========
Supplemental cash flow information:
  Cash paid for interest                                 $    5,477            6,762

                            CHEROKEE BANKING COMPANY
                       (A Development Stage Corporation)

                         Notes to Financial Statements


(1)  ORGANIZATION
     ------------

     Cherokee Banking Company ("Cherokee") was incorporated for the purpose of becoming a bank holding company. Cherokee acquired 100% of the outstanding common stock of Cherokee Bank, N.A. (the Bank) on July 1, 1999, which will operate in the Cherokee County, Georgia area. The organizers of the Bank filed a joint application to charter the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation on December 14, 1998. The Bank commenced operations on July 26, 1999.

     Operations through June 30, 1999 relate primarily to expenditures by the organizers for incorporating and organizing Cherokee. All expenditures by the organizers are considered expenditures of Cherokee.

     In connection with Cherokee's formation and initial offering, warrants will be issued to the organizers. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering. The warrants are exercisable for a term beginning on the first anniversary of the date Cherokee first issued its common stock, and ending on the tenth anniversary of that date or 90 days after the warrant holder ceases to be a director of Cherokee, whichever is earlier. The warrants vest at the rate of one-third (1/3) per year beginning on the first anniversary of the date Cherokee first issued its common stock. The exercise price of the warranties is at the initial offering price of $10 per share. Cherokee has also reserved 30,000 shares for the issuance of options under an employee incentive stock option plan.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 1999 are not necessarily indicative of the results of a full year's operations.

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

     PROFORMA NET LOSS PER COMMON SHARE
     Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the six months ended June 30, 1999 was $0.24, with a cumulative net loss per share from inception to June 30, 1999 of $0.29.


(3)  PREFERRED STOCK
     ---------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of Cherokee. Each resolution will include the number of shares issued, preferences, special rights and limitations as determined by the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cherokee was incorporated on October 9, 1998, for the purpose of becoming a bank holding company by acquiring the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to charter the Bank and for federal deposit insurance with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") on December 14, 1998. On July 1, 1999, Cherokee acquired 100% of the outstanding common stock of the Bank. The Bank commenced operations on July 26, 1999.

     At June 30, 1999, Cherokee had total assets of $7,171,529. These assets consisted principally of approximately $6,600,000 in cash remaining from the proceeds of the initial offering and approximately $501,000 in land and equipment.

     At June 30, 1999, Cherokee had an accumulated deficit of $215,059 and total stockholder's equity of $7,171,529.

     Cherokee had a net loss of $104,658 for the quarter ended June 30, 1999, $171,637 for the six months ended June 30, 1999, and $215,051 cumulatively from inception through June 30, 1999. It had a pro forma net loss per share of $0.14 for the quarter ended June 30, 1999, $0.24 for the six months ended June 30, 1999 and $0.29 cumulatively since inception (assuming the sale of the actual number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling Cherokee's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of Cherokee; developing prospective business contacts; and taking other actions necessary to open the Bank. Because Cherokee was in the organization stage, it had limited operations from which to generate revenues.

     Cherokee raised $7,386,580 in the offering. It used these funds to purchase 600,000 shares of the Bank for $6,000,000 and for working capital. Cherokee believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that Cherokee will achieve any particular level of profitability.


INFORMATION SYSTEMS AND THE YEAR 2000

     THE YEAR 2000 ISSUE. The year 2000 issue confronting Cherokee, the Bank and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000 and other year 2000 sensitive dates such as September 9, 1999, December 31, 1999 and February 29, 2000. Many existing computer programs and systems originally were programmed with six-digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, Cherokee and its operations may be affected significantly by the year 2000 issue because it depends on computer-generated financial information. Software, hardware and equipment both within and outside our direct control, and third parties with whom we electronically or operationally interface are likely to be affected. These third parties include customers and third-party vendors providing data processing, information systems management, computer systems maintenance and credit bureau information. If computer systems are not able to identify the year 2000, many computer applications could fail or create incorrect results. Consequently, many calculations that rely on date-related information, such as interest, payment or due dates and other operating functions, could generate significantly misstated results, and we could lose our ability to process transactions, prepare statements or engage in similar normal business activities. In addition, the failure to address adequately the year 2000 issue could adversely affect the viability of our suppliers and creditors and the creditworthiness of our borrowers. If not adequately addressed, the year 2000 issue could ultimately have a significant adverse impact on our products, services, and competitive condition and, in turn, our financial condition and results of operations.

     REGULATORY OVERSIGHT. Financial institution regulators recently have increased their focus on year 2000 compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on the year 2000. These statements require, among other things, that financial institutions examine the year 2000 implications of relying on vendors and the potential impact of the year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk, and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to ensure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in regulatory examinations. Consequently, an institution's failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, disapproval of mergers or acquisitions, and the imposition of civil money penalties.

     OUR READINESS. Because Cherokee is a start-up entity, and we are purchasing all of our office equipment, hardware and software and obtaining service commitments only from vendors and service providers that can certify that their products and services are year 2000 compliant. For example, we purchased applications software, microcomputers, teller equipment, and a network file server only from vendors that can provide year 2000 compliance certificates relating to those products. We obtained data processing services, automatic teller machine applications, a voice response system, internet banking services, document imaging solutions and bond accounting systems from third party service providers that can certify that the products and services they provide will be year 2000 compliant. If we are unable to do so, however, we will either forego acquiring the product or service until we receive the required certification or, if the product or service is essential to our operations, arrange for independent testing and verification of year 2000 compliance.

     As we acquire our equipment and systems and start operations, we will test their year 2000 readiness on an ongoing basis. Although we do not anticipate that we will encounter difficulties in this area, we will require our vendors and service providers to upgrade or replace any equipment that proves to be non-compliant. If we do not receive the necessary upgrades or equipment, we will obtain new equipment or engage a new service provider with demonstrated year 2000 compliance.

     Although our internal systems, equipment, and operations require significant oversight relating to year 2000 issues, we believe that our customers' year 2000 readiness could also have a significant effect on our operations. For example, if a customer with an outstanding loan from the Bank is unable to maintain its cash flow as a result of disruption caused by its own or its customers' year 2000 problems, the customer could default in the repayment of the loan, which would lead to increased loan losses for the Bank. Although we plan to consider this possibility when we establish loan loss reserves for the Bank, the potential losses could exceed our estimate and ultimately cause a net loss to the Bank. To address this concern, we will communicate with customers on an ongoing basis regarding their year 2000 readiness and attempt to identify at the earliest opportunity those customers that are likely to encounter year 2000 problems. We plan to work with these customers to ensure, to the greatest extent possible, that their year 2000 compliance issues do not disrupt the Bank's operations.

     RESOURCES ALLOCATED. To ensure that senior members of management continue to monitor our year 2000 readiness on a consistent basis, Cherokee's Board of Directors established a Year 2000 Committee on January 13, 1999. The members of the committee will establish guidelines for the acquisition of new equipment and services that will be year 2000 compliant; communicating with potential borrowers, vendors and service providers regarding year 2000 issues; and monitoring our progress in this area. Members of the committee will also attend conferences and information sharing sessions to gain additional insight into the year 2000 issue and potential strategies for addressing it. The committee's work will continue until the year 2000 and, in the event a year 2000 problem occurs, thereafter until the problem is resolved. The members of the committee are Dennis W. Burnette, Albert Louis Evans, Jr., Roger Johnson, A. Rick Roberts, III and Cathy Dobson.

     Because our year 2000 compliance program will principally involve ensuring that we initially acquire systems, equipment and outsourced services that are year 2000 compliant, we do not expect that Cherokee or the Bank will incur material year 2000 compliance costs. Rather, these costs will be included in the initial cost of obtaining the equipment or services that we will need in order to start operations. Consequently, we have not established a separate budget for year 2000 compliance expenses. The year 2000 committee will, however, monitor our needs in this area and will establish a budget for year 2000 expenses if it believes that such costs will prove to be material.

     CONTINGENCY PLANS. We believe that our only mission-critical, or "core," system is our host application processing system, which is provided and operated by a third party service provider. If this system is unable to process data reliably, we will be forced to obtain the same services from another service provider or, in the alternative, we will process these accounts using manual procedures until the existing system becomes year 2000 compliant. A failure in this system or any other date sensitive system could have a material adverse effect on our results of operations, liquidity and financial condition.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which Cherokee is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable
     (b)  Not applicable
     (c)  Not applicable
     (d) Effective date of Form SB-2 Registration Statement - April 1, 1999 Form SB-2 SEC Commission file number - 333-71571
          Commencement date of offering - April 15, 1999
          Termination date of offering - May 28, 1999
          Underwriter - Not applicable
          Class of Securities Registered - Common stock, no par value
          Amount and Aggregate Price of Shares Registered - 1,000,000
            shares @ $10 per share for $10,000,000
          Amount and Aggregate Price of Shares Sold - 738,658 shares @ $10 per share for $7,386,580
          Estimated Direct payments to others for expenses incurred in connection with the issuance of shares - $25,000
          Estimated Net proceeds from offering - $7,361,580
          Direct payments to others for
            - bank premises and equipment - $500,963
            - repayment of organizational lines of credit - $282,000


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to security holders for a vote during the six months ended June 30, 1999.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
     (b) Reports on Form 8-K
         None

                                  SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHEROKEE BANKING COMPANY




Date: August 16, 1999                 By: /s/ Dennis W. Burnette
                                         ----------------------------------
                                         Dennis W. Burnette
                                         President, Chief Executive Officer
                                         and Director




Date: August 16, 1999                 By: /s/ A.R. Roberts, III
                                         ----------------------------------
                                         A.R. Roberts, III
                                         Chief Financial Officer, Chief
                                         Operations Officer and Director