Form 10QSB
period 1999-09-30
CHEROKEE BANKING CO
filed 1999-11-15
CIK 1077535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from          to
                                            --------    --------

                            Cherokee Banking Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                          6711                  58-2432974
-----------------------------   ----------------------------  ------------------
 (State of Jurisdiction of      (Primary Standard Industrial  (I.R.S. Employer
Incorporation or organization)   Classification Code Number) Identification No.)


1275 Riverstone Parkway
Canton, Georgia                                                         30114
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                  770-479-3400
                               ------------------
                               (Telephone Number)


                                  Not Applicable
                          -----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO
                                     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 738,658 shares of common stock, no par value per share, issued and outstanding as of November 10, 1999.

Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                                ---     ---

                           CHEROKEE BANKING COMPANY

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        The financial statements of Cherokee Banking Company ("Cherokee") are set forth in the following pages.








































     This Form 10-QSB contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional and local market conditions and legislative and regulatory conditions.
     Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-QSB. Cherokee undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents Cherokee files from time to time with the Securities and Exchange Commission.

                            CHEROKEE BANKING COMPANY

                                  Balance Sheet

                               September 30, 1999

                                     Assets


Cash                                                               $    201,384

Federal funds sold                                                    6,270,000
                                                                   ------------
  Cash and cash equivalents                                           6,471,384

Securities available for sale                                         4,709,881

Loans, net                                                            1,382,918

Land, construction and equipment                                        721,141

Other assets                                                            117,967
                                                                   ------------
                                                                   $ 13,403,291
                                                                   ============

                     Liabilities and Stockholders' Equity

Deposits:
  Non-interest bearing                                             $    587,911
  Interest bearing                                                    5,865,187
                                                                   ------------
                                                                      6,453,098

Other liabilities                                                        28,135
                                                                   ------------
                                                                      6,481,233
                                                                   ------------
Commitments

Stockholders' equity:

  Preferred stock, no par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                          --

  Common stock, no par value; 10,000,000 shares authorized;
   738,658 shares issued and outstanding                              7,386,580

  Deficit accumulated during the development stage                     (439,237)

  Unrealized loss on securities available for sale                      (25,285)
                                                                   ------------
        Total stockholders' equity                                    6,922,058
                                                                   ------------
                                                                   $ 13,403,291
                                                                   ============

                            CHEROKEE BANKING COMPANY

                            Statements of Operations

       For the Three Months and the Nine Months Ended September 30, 1999


                                                     Three Months   Nine Months
                                                        Ended          Ended
                                                     September 30   September 30
                                                     ------------   ------------
Interest income:
  Loans                                                 $  8,557         8,557
  Federal funds sold                                      79,618        79,618
  Investment securities                                   35,352        35,352
  Escrowed stock subscriptions                             3,683        52,927
                                                        --------       -------
    Total interest income                                127,210       176,454
                                                        --------       -------
Interest expense:
  Deposits                                                37,401        37,401
  Other borrowings                                            --         6,762
                                                        --------       -------
    Total interest expense                                37,401        44,163
                                                        --------       -------
  Net interest income                                     89,809       132,291

Provision for loan losses                                 17,505        17,505
                                                        --------       -------
  Net interest income after provision for loan losses     72,304       114,786
                                                        --------       -------
Other income                                                 602           602
                                                        --------       -------
Other expense:
  Salaries and other personnel expense                   121,372       216,679
  Net occupancy and equipment expense                     30,342        48,138
  Other operating expense                                145,378       249,394
                                                        --------       -------
    Total other expense                                  297,092       514,211
                                                        --------       -------
    Net loss                                            $224,186       398,823
                                                        ========       =======

                            CHEROKEE BANKING COMPANY

                             Statement of Cash Flows

                  For the Nine Months Ended September 30, 1999


                                                                   Nine Months
                                                                      Ended
                                                                   September 30
                                                                   ------------
Cash flows from operating activities:
  Net loss                                                         $   (398,823)
    Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Provision for loan losses                                          17,505
      Depreciation, amortization and accretion                            9,873
      Change in other                                                   (79,842)
                                                                    -----------
         Net cash used by operating activities                         (451,287)
                                                                    -----------
Cash flows from investing activities:
  Purchases of investment securities available for sale              (4,734,707)
  Change in loans                                                    (1,400,423)
  Purchases of premises and equipment                                  (731,473)
                                                                    -----------
         Net cash used by investing activities                       (6,866,603)
                                                                    -----------
Cash flow from financing activities:
  Net change in deposits                                              6,453,098
  Repayment of borrowings, net                                          (60,000)
  Proceeds from sale of common stock                                  7,386,580
                                                                    -----------
         Net cash provided by financing activities                   13,779,678
                                                                    -----------
Net change in cash and cash equivalents                               6,461,788

Cash and cash equivalents at beginning of period                          9,596
                                                                    -----------
Cash and cash equivalents at end of period                          $ 6,471,384
                                                                    ===========

                            CHEROKEE BANKING COMPANY

                          Notes to Financial Statements


(1) Organization

Cherokee Banking Company (Cherokee), a bank holding company, owns 100% of the outstanding stock of Cherokee Bank, N.A. (the Bank), a national bank operating in Cherokee County, Georgia. During the second quarter of 1999, Cherokee raised $7,386,580 through the sale of 738,658 shares of its no par value common stock at $10.00 per share. On July 1, 1999, Cherokee used $6,000,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to organize the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation on December 14, 1998. After receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on July 26, 1999.

Operations through June 30, 1999 relate primarily to expenditures by the organizers for incorporating and organizing Cherokee. Cherokee was previously reported on as a development stage corporation.

In connection with Cherokee's formation and initial offering, Cherokee issued warrants to purchase its common stock to the organizers. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering. The warrants are exercisable for a term beginning on the first anniversary of the date Cherokee first issued its common stock, and ending on the tenth anniversary of that date or 90 days after the warrant holder ceases to be a director of Cherokee, whichever is earlier. The warrants vest at the rate of one-third (1/3) per year beginning on the first anniversary of the date Cherokee first issued its common stock. The exercise price of the warrants is at the initial offering price of $10 per share. Cherokee has also reserved 30,000 shares for the issuance of options under an employee incentive stock option plan.

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended September 30, 1999 are not necessarily indicative of the results of a full year's operations.

(2) Proforma Net Loss Per Common Share

Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the nine months ended September 30, 1999 was $0.54, with a net loss per share for the quarter ended September 30, 1999 of $0.30.

(3) Preferred Stock

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

At September 30, 1999, Cherokee had total assets of $13,403,291. These assets consisted principally of approximately $6,471,000 in cash and cash equivalents, $4,710,000 in securities available for sale, $1,383,000 in loans and approximately $721,000 in land and equipment.

Cherokee had deposits of $6,453,000 at September 30, 1999, an accumulated deficit of $439,237 and total stockholders' equity of $6,922,068.

Cherokee had a net loss of $224,186 for the quarter ended September 30, 1999 and $398,823 for the nine months ended September 30, 1999. It had a net loss per share of $0.30 for the quarter ended September 30, 1999 and $0.54 for the nine months ended September 30, 1999 (assuming the sale of the actual number of shares in the offering were outstanding during the entire period). The loss for the nine months ended September 30, 1999 resulted primarily from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling Cherokee's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of Cherokee; developing prospective business contacts; and taking other actions necessary to open the Bank. Because Cherokee was in the organization stage and the Bank did not begin its operations until July 26, 1999, it had limited operations from which to generate revenues.

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

Our Readiness. Because Cherokee is a start-up entity and the Bank did not commence business until July 26, 1999, we do not have existing systems or equipment requiring year 2000 testing and remediation. Rather, we purchased all of our office equipment, hardware and software and obtaining service commitments only from vendors and service providers that certified that their products and services are year 2000 compliant. For example, we purchased applications software, microcomputers, teller equipment, and a network file server only from vendors that provided year 2000 compliance certificates relating to those products. We obtained data processing services, automatic teller machine applications, a voice response system, internet banking services, document imaging solutions and bond accounting systems from third party service providers that certified that the products and services they provide will be year 2000 compliant.

As we acquire new equipment and systems and continue the start-up of our operations, we will test our year 2000 readiness on an ongoing basis. Although we do not anticipate that we will encounter difficulties in this area, we will require our vendors and service providers to upgrade or replace any equipment that proves to be non-compliant. If we do not receive the necessary upgrades or equipment, we will obtain new equipment or engage a new service provider with demonstrated year 2000 compliance.

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

Resources Allocated. To ensure that senior members of management continue to monitor our year 2000 readiness on a consistent basis, Cherokee's Board of Directors established a Year 2000 Committee on January 13, 1999. The members of the committee established guidelines for the acquisition of new equipment and services that are year 2000 compliant; communicating with potential borrowers, vendors and service providers regarding year 2000 issues; and monitoring our progress in this area. Members of the committee also attended conferences and information sharing sessions to gain additional insight into the year 2000 issue and potential strategies for addressing it. The committee's work will continue until the year 2000 and, in the event a year 2000 problem occurs, thereafter until the problem is resolved. The members of the committee are Dennis W. Burnette, Albert Louis Evans, Jr., Roger Johnson, A. Rick Roberts, III and Cathy Dobson.

Because our year 2000 compliance program includes initially acquiring systems, equipment and outsourced services that are year 2000 compliant, we do not expect that Cherokee or the Bank will incur material year 2000 compliance costs. Rather, these costs will be included in the initial cost of obtaining the equipment or services that we will need in order to start operations. Consequently, we have not established a separate budget for year 2000 compliance expenses. The year 2000 Committee will, however, monitor our needs in this area and will establish a budget for year 2000 expenses if it believes that such costs will prove to be material.

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


Item 2.  Changes in Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable, Cherokee did not sell any securities during the period covered by this report.

(d) On July 26, 1999 Cherokee used $6,000,000 of the net proceeds received from its initial public offering, the SEC Registration Statement for which was effective on April 1, 1999 (file no. 333-71571), to purchase 100% of the capital stock of the Bank.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for a vote during the nine months ended September 30, 1999.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K
    None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHEROKEE BANKING COMPANY


                                       By: /s/ Dennis W. Burnette
                                           -------------------------------------
                                           Dennis W. Burnette
                                           President, Chief Executive Officer
                                           and Director


                                       By: /s/ A.R. Roberts, III
                                           -------------------------------------
                                           A.R. Roberts, III
                                           Chief Financial Officer, Chief
                                           Operations Officer and Director