Form 10KSB
period 1999-12-31
CHEROKEE BANKING CO
filed 2000-03-27
CIK 1077535

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For fiscal year ended December 31, 1999
                      -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number ______


                        CHEROKEE BANKING COMPANY, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

          Georgia                                             58-2432974
-------------------------------                     ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1275 Riverstone Parkway, Canton, Georgia                        30114
----------------------------------------            ----------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.  Yes  X     No
                                                           ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $424,260
                                                          --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $5,451,080
                                         ----------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 738,658 as of March 20, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                               TABLE OF CONTENTS


PART I
ITEM 1.   DESCRIPTION OF BUSINESS..............................................................   3

ITEM 2.   DESCRIPTION OF PROPERTIES............................................................  13

ITEM 3.   LEGAL PROCEEDINGS....................................................................  13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  13

PART II   .....................................................................................  14

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................  14

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  14

ITEM 7.   FINANCIAL STATEMENTS.................................................................  15

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  15

PART III  .....................................................................................  16

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT....................................................  16

ITEM 10.  EXECUTIVE COMPENSATION...............................................................  17

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  21

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB...........................................  22


                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

                            Cherokee Banking Company

     Cherokee Banking Company (the "Company") was incorporated as a Georgia corporation on October 9, 1998, and became a bank holding company by acquiring all of the issued and outstanding common stock of Cherokee Bank, Canton, Georgia (the "Bank"). The Bank is the only subsidiary of the Company.

     The Company was organized to facilitate the Bank's ability to serve its customers' banking needs. Specifically, the holding company structure provides us with the flexibility to expand our banking business through possible future acquisitions of other financial institutions and the ability to acquire or establish banking-related services that cannot be engaged in by national banks directly, but are permissible for bank holding companies. Additionally, the holding company structure makes it easier to raise capital for the Bank because the Company will be able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

     The Company has no present plans to acquire or establish any additional operating subsidiaries. We may, however, make acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Any acquisition would, however, be subject to specific regulatory approvals and requirements.

                                 Cherokee Bank

General

     Cherokee Bank began business in July of 1999 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. Cherokee Bank also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans. In addition, the Bank provides such services as official bank checks and money orders, traveler's checks, Mastercard(R) and Visa(R) credit cards, MasterMoney(R) debit cards, internet banking and bill-pay, bank-by-mail, direct deposit and United States Savings Bonds.

Philosophy

     Our philosophy is to operate as a community-oriented bank emphasizing prompt, personalized customer service to individuals and businesses located primarily in Cherokee County, Georgia. We have adopted this philosophy in order to attract customers and to acquire market share now controlled by other financial institutions operating in our market. We believe that local ownership and control allows the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio.

Market Area and Competition

     The Bank's primary service area is Cherokee County, Georgia, which includes the cities of Ball Ground, Canton, Holly Springs, Waleska, and Woodstock. Cherokee County lies northwest of the city of Atlanta with Interstate 575 providing convenient access for many Cherokee County residents to employment opportunities in the northern metropolitan Atlanta area.

     The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving Cherokee County, many of which have equal or greater financial or banking-related resources than the Company or the Bank. Cherokee County is currently served by at least 12 other bank and thrift institutions. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors are Regions Bank, Wachovia (through its acquisition of the Bank of Canton), and Synovus Financial Corp.

Loan Portfolio

     Lending Policy. The Bank aggressively seeks creditworthy borrowers within its primary service area. Currently, the Bank's loan portfolio is comprised of:

               Loan Classification             Percentage
               -------------------             ----------

               Real estate-related loans          44.2

               Commercial loans                   45.5

               Consumer loans                     10.3

     Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer's lending authority, an officer with a higher lending limit or the Bank's loan committee determines whether to approve the loan request. As part of its lending policy, the Bank does not make loans to its directors or executive officers unless a majority of its disinterested board members approves the loan and the terms of the loan are no more favorable than would be available to any other borrower similarly situated.

     Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either: (1) 15% of the Bank's capital and surplus or
(2) 25% of its capital and surplus if the excess over 15% is within federal guidelines, which provide an exception to the 15% limit for debt secured by readily marketable collateral, as defined by OCC regulations. The Bank has established an internal maximum loan limit of $750,000, which is separate from its statutory lending limits described above. These limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. The Bank will continue to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.

     Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans and single-family residential construction loans for one-to-four unit family structures. The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 85%. For construction loans, the Bank requires a first lien position on the land associated with the project. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratios for construction loans are predominantly 80% of the lower of the as-built appraised value or project cost, and a maximum of 85% if the loan is amortized. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder's ability to sell the home to a buyer, the buyer's ability to obtain permanent financing and the construction project's ability to produce income in the interim.

     Commercial Loans. The Bank's commercial lending is directed principally toward small- to medium-size businesses whose demand for funds falls within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     Consumer Loans. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

     Investments. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank's investment policies.

     Deposits. The Bank's core deposits include checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank has employed an aggressive marketing plan in Cherokee County, and offers broad array of competitive products and services. The Bank's primary sources of deposits are residents of, and businesses and their employees located in, Cherokee County. The Bank has obtained its deposits primarily through personal solicitation by its officers and directors, direct mail solicitations, television advertisements and advertisements published in the local media. We plan to continue generating deposits by offering competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or funds transfer services.

     Asset and Liability Management. The Bank has established an asset and liability management committee to manage its assets and liabilities. The goal of this committee is to maintain an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies that the Bank has adopted. The committee also attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, the committee charts the Bank's assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

                                   Employees

     At December 31, 1999, the Bank employed ten full-time employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

                           Supervision and Regulation

   The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

Cherokee Banking Company

   Since The Company owns all of the issued and outstanding capital stock of the Bank, it is be a bank holding company under the federal Bank Holding Company Act. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     . Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     .  Acquiring all or substantially all of the assets of any bank; or

     .  Merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved in the proposed transaction and the convenience and needs of the communities to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10%or more, but less than 25%, of any class of voting securities and either:

     . the bank holding company has registered securities under Section 12 of the Securities Exchange Act, or

     . no other person owns a greater percentage of that class of voting securities immediately after the transaction.

We have registered our common stock under the Securities Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Permitted Activities. On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expands the activities in which bank holding companies and affiliates of banks are permitted to engage. The Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers. The provisions of the Act relating to permitted activities of bank holding companies and affiliates of banks became effective on
March 11, 2000.   The following discussion describes the activities in which the
Company will be permitted to engage under the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act.

     Generally, if the Company qualifies and elects to become a financial holding company, which is described below, it may engage in activities that are:

     .  financial in nature,

     .  incidental to a financial activity, or

     . complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

     In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company and Gramm-Leach-Bliley Acts, (2) changes or reasonable expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services. The Act expressly lists the following activities as financial in nature:

     .  lending, trust and other banking activities;

     . insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     .  providing financial, investment, or advisory services;

     . issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     .  underwriting, dealing in or making a market in securities;

     . other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     . foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     .  merchant banking through securities or insurance affiliates; and

     .  insurance company portfolio investments.

     To qualify to become a financial holding company, our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons we selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate in the future, we may elect to become a financial holding company.

     Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident
to the business of banking.   Activities that the Federal Reserve has found to
be so closely related to banking as to be a proper incident to the business of banking include:

     .  factoring accounts receivable;

     .  acquiring or servicing loans;

     .  leasing personal property;

     .  conducting discount securities brokerage activities;

     .  performing selected data processing services;

     . acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     .  performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

     Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cherokee Bank

     Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

     Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank will be able to acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

   Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.
A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.

     The Bank currently has a capital rating of well capitalized.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

     Effective January 1, 1997, the FDIC imposed assessments to help repay the $780 million in annual interest payments on the $8 billion of Financing Corporation ("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the Bank Insurance Fund and the Savings Association Insurance Fund. The FDIC assessed national banks at a rate of 1.184 cents per $100 of deposits during the fourth quarter of 1999.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on The Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks will be required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Currently, the Bank has a Community Reinvestment Act rating of satisfactory.

     Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

     . the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     . the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     . the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     . the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

     . the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

     . the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

     . the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     . the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risks weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. Currently, the Bank's ratio of total capital to risk-weighted assets is 63.1%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth, as is the case for the Company, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum
supervisory levels.   Furthermore, the Federal Reserve has indicated that it
will consider a bank holding company's Tier 1 Capital leverage ratio, after deducting all intangibles and other indicators of capital strength in evaluating proposals for expansion or new activities. Currently, the Company's consolidated Tier 1 ratio is 77.9%.

     We are also subject to capital guidelines issued by our respective primary regulators, which provide for minimum ratios of total capital to total assets. Currently, both the Company and the Bank are within their respective capital guideline ratios.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company' payment of dividends to its shareholders.

     The Bank is required by federal law to obtain the prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement

Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     .  a bank's loans or extensions of credit to affiliates;

     .  a bank's investment in affiliates;

     . assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     . the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     . a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        Selected Statistical Information

     The Bank opened for business on July 26, 1999. As a result, the Bank's historical financial information is limited and is insufficient to cause the selected statistical information required under Guide 3 of the Securities Act to be meaningful. Consequently, the selected statistical information has been omitted. For information concerning the Company's and the Bank's historical financial performance, see "Part II--Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 and "Part II--Item 7. Financial Statements" on page 15.


ITEM 2. DESCRIPTION OF PROPERTIES

     The Bank is located at 1275 Riverstone Parkway, Canton, Georgia, which is part of the new Riverstone Plaza Development near Interstate 575. Riverstone Parkway is also Georgia Business Highway 5--one of the major thoroughfares through Cherokee County and the city of Canton. Because the Bank is easily accessible from Interstate 575, our location allows us to reach small business customers throughout Cherokee County and consumers traveling to Riverstone Plaza, the newest major retail area in Cherokee County and the primary destination point in the market. The Bank's primary facility, which is also the location of the Company's executive offices, is a 7,800 square foot building
with three drive-up lanes and one drive-up ATM.   The facility was completed in
February 2000 and was financed by the Company's initial capitalization of the Bank. As a result, the property is free from any mortgage liens or encumbrances.

     Other than the Bank's primary facility described in the preceding paragraph and the real estate-related loans funded by the Bank previously described in "--
Item 1. Description of Business--Cherokee Bank--Loan Portfolio" on page 4, the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental
authority.   Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     All sales of securities by the Company in 1999 were registered under the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was organized on October 9, 1998, and from that date until July 26, 1999, its principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation of its application to charter the Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

     On May 28, 1999, the Company concluded its offering in which it sold 738,658 shares of common stock at $10.00 per share. The offering provided the Company with $7,330,505 in capital revenue after deducting offering expenses of $56,075. After receiving all applicable regulatory approvals and satisfying pre-opening examination procedures, the Bank opened on July 26, 1999 in a temporary banking facilities located on Riverstone Parkway in Canton, Georgia. These facilities are leased and will serve as the main office of the Company and the Bank until the opening of the permanent facilities in the Riverstone Development.

Financial Condition at December 31, 1999

     Total assets at December 31, 1999 were $18,816,000, principally composed of $4,727,000 in cash and cash equivalents, $6,848,000 in investment securities, and $5,424,000 in loans. In addition to the Company's equity of $6,713,000, these assets are funded by $11,996,000 in deposits. Deposit composition at December 31, 1999 included $1,187,000 of demand deposits, $3,721,000 in interest bearing demand and savings deposits, and $7,088,000 in certificates of deposit.

Results of Operations

     The results of operations of the Company and the Bank depend on net interest income, which is the difference between interest earned on earning assets and the interest paid on interest bearing liabilities, and the ability to minimize loan losses and to control operation expenses.

     The Company's net loss was $544,069 for the year ended December 31, 1999. Interest income for the period was $415,041, while interest expense was $155,399.

     Management provided $68,663 for loan losses based on loan growth since opening. The estimate for loan losses represents an amount, in management's judgment, which will be adequate to absorb possible losses on existing loans that may become uncollectible.

     Other expenses totaled $744,267 and primarily consisted of salaries and employee benefits of $355,971 and other operating expenses of $291,064. Some of the most significant amounts of other operating expenses were for professional fees ($107,153), advertising ($13,235), public relations ($18,869), insurance ($17,805) and supplies ($41,054).

     No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit depends heavily on future taxable income. For more information about the tax attributes of the Company at December 31, 1999, see note 6 to the Audited Financial Statements.

Liquidity

     The Bank must maintain a certain portion of its assets in funds that are readily available to pay deposit withdrawals and to meet expected loan demands. Cash and cash equivalents totaled $4,727,000 at December 31, 1999. Cash outflows from operations totaled $462,333, while outflows from investing activities totaled $14,086,885, including $6,925,042 in purchases of investment securities and $5,493, 078 in increases in loans. Inflows from financing activities totaled $19,266,564 resulting primarily from increases in deposits ($11,996,069) and stock sales ($7,330,505). For more detailed information about the cash sources and uses for the period ended December 31, 1999, see the Statement of Cash Flows included in the Audited Financial Statements.

Capital Resources

     The Company and the Bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1999, the Company and the Bank were required to have Tier 1 and Total Capital to "risk weighted" assets ratios of 4% and 8%, respectively. The Company's and the Bank's ratios as of December 31, 1999 were in excess of these requirements. Additionally, the Company and the Bank are required to maintain a Tier 1 leverage ratio of at least 4%. At December 31, 1999, the leverage ratio was in excess of 57%. For more information about the actual and required capital ratios of the Company and the Bank, see note 12 to the Audited Financial Statements. While the current level of capital meets the regulatory requirements and the Company's current and foreseeable needs, management will continue to evaluate the capital needs of the Company as the Bank experiences growth.

ITEM 7.   FINANCIAL STATEMENTS

     See the Company's annual report (comprised of the Company's consolidated financial statements and report of independent certified public accountants) at exhibit 13.1 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 1999, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.


                                                                       POSITION WITH THE COMPANY AND
     NAME (AGE)                        DIRECTOR SINCE                       BUSINESS EXPERIENCE
     ---------                         --------------                       -------------------
Dennis W. Burnette (53)                      1998                  President and Chief Executive Officer,
                                                                 Cherokee Banking Company and Cherokee Bank;
                                                                     Former Executive Search Consultant,
                                                                          Sanford Rose Associates;
                                                                    Former President, Pickens County Bank

William L. Early (46)                        1998                                Physician;
                                                                  Founder, President and Managing Partner,
                                                                     Medical Associates of North Georgia

Albert L. Evans, Jr. (53)                    1998                         Chief Financial Officer,
                                                                    Emergency Medicine Associates, P.C.;
                                                                         Education Committee Member,
                                                                          Walker School of Marietta

J. Calvin Hill, Jr. (52)                     1998                  President, Gila Distributing--GA, Inc.
                                                                         (window film distributor);
                                                               Director, Cherokee County  Chamber of Commerce;
                                                                    Board of Advisors, Reinhardt College;
                                                                      President, Rotary Club of Canton;
                                                                          Former Mayor, Ball Ground

Roger M. Johnson (57)                        1998                          Partner, Bray & Johnson
                                                                                 (attorneys)

J. David Keller (52)                         1998                    President, L.A. T Sportswear, Inc.
                                                                         (sportswear manufacturer);
                                                                           Advisory Board Member,
                                                                 Cherokee County Children's Advocacy Council

Wanda P. Roach (51)                          1998                     Secretary and Treasurer, Cherokee
                                                                          Association of Realtors;
                                                                             Real Estate Agent;
                                                              Board Member, City of Canton Downtown Development
                                                                               Authority Board

                                                                       POSITION WITH THE COMPANY AND
     NAME (AGE)                        DIRECTOR SINCE                       BUSINESS EXPERIENCE
     ---------                         --------------                       -------------------


A. R. (Rick) Roberts, III (46)               1998                   Secretary, Cherokee Banking Company;
                                                                         Chief Financial Officer and
                                                                  Chief Operations Officer, Cherokee Bank;
                                                                             Mayor, Ball Ground;
                                                                     Former Executive Vice President and
                                                                   Chief Financial Officer, Citizens Bank

Donald F. Stevens (56)                       1998              President, Terry & Stevens, Inc. (homebuilder);
                                                                          President, 84 West, Inc.;
                                                                    Board of Advisors, Reinhardt College;
                                                               Former Pilot and Captain, Delta Air Lines, Inc.
                                                                      Former Chairman, Cherokee County
                                                                            Chamber of Commerce;

Edwin I. Swords, III (40)                    1998                    Dentist, Swords, Swords and Phelps

-----------------
     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

    Summary Compensation Table. The following table presents the total compensation of the Company paid during fiscal years 1999 and 1998 (since the Company's inception in October 1998) to its chief executive officer. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 1999 and 1998.

                              Annual Compensation                         Long-Term Compensation
                   -----------------------------------------  --------------------------------------------------
                                                                    Awards                     Payouts
                                                              --------------------------------------------------
                                                    Other         Restricted                            All
                                                    Annual          Stock      Options/    LTIP        Other
                                Salary           Compensation       Awards       SARs     Payouts   Compensation
Name and Position      Year       ($)     Bonus      ($)             ($)         (#)        ($)         ($)
----------------------------------------------------------------------------------------------------------------
Dennis W. Burnette    1999     100,000       0       0(2)              0          0          0            0
  President &
  Chief Executive     1998(1)     0          0       0(2)              0          0          0            0
  Officer

----------------
(1)  From the Company's inception in October 1998.

(2) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

     Employment Agreement. Effective January 1, 1999, we entered into an employment agreement with Dennis W. Burnette regarding his service as President and Chief Executive Officer of the Company and the Bank. Under the terms of the employment agreement, the Bank has paid Mr. Burnette a salary of $90,000 per year until the Bank opened for business in July of 1999, at which time his salary increased to $120,000 per year. Additionally, beginning in the year 2000, and for each calendar year thereafter during the term of the agreement, Mr. Burnette may be eligible for a cash bonus based on pre-established performance standards determined by the Bank's board of directors.

     Also under the terms of Mr. Burnette's employment agreement, the Company has granted Mr. Burnette a nonqualified stock option to purchase 30,000 shares of common stock. The option vests in annual increments of 6,000 shares and has an exercise price of $10.00 per share. The first annual increment vested on January 1, 2000.

     When the Bank opened for business in July 1999, the Bank provided Mr. Burnette with a $600 per month automobile allowance. Prior to that time, the Company reimbursed Mr. Burnette for any business mileage at the IRS-approved rate.

     The initial term of Mr. Burnette's employment began on January 1, 1999 and will continue for a period of three years. At the end of the initial term, and at the end of each succeeding 12-month term, the agreement will automatically extend for an additional 12-month period unless the Bank or Mr. Burnette elects not to extend it. The Company and the Bank will have no further obligations under the agreement if Mr. Burnette's employment is terminated:

     .  by the Bank for cause, as defined in the agreement,

     . by Mr. Burnette if the Bank breaches any material provision of the agreement or if it materially lessens Mr. Burnette's powers, responsibilities or duties, or

     .  upon Mr. Burnette's death or disability.

If, however, the Bank terminates Mr. Burnette's employment without cause or elects not to extend the term of the agreement, or if Mr. Burnette terminates his employment with cause, the Bank will be required to pay Mr. Burnette's base salary for a period of 12 months. During the term of the agreement, and for 12 months following its termination, Mr. Burnette will be prohibited from soliciting the Bank's customers or employees. In addition, if the agreement is not terminated by the Bank for cause, and not terminated by Mr. Burnette because of a change in control, as defined in the agreement, Mr. Burnette will be prohibited from competing with the Bank in Cherokee County for a period of 12 months following his termination.

Option Grants in Fiscal Year 1999

   The following table presents the options granted by the Company during the fiscal year 1999 to its executive officers.

                             Number Of
                             Securities          Percent Of Total
                             Underlying        Options/SARS Granted
                            Options/SARs      to Employees In Fiscal     Exercise Or Base
         Name               Granted (#)                Year                Price ($/Sh)       Expiration Date
         (a)                    (b)                     (c)                    (d)                  (e)
--------------------------------------------------------------------------------------------------------------
Dennis W. Burnette,           30,000                   100%                   $10.00          January 1, 2009
President & Chief
Executive Officer
--------------------------------------------------------------------------------------------------------------

     See "--Employment Agreement" above on page 18 for more information regarding the option granted to Mr. Burnette during fiscal year 1999.

Options Exercised in Fiscal Year 1999

     No options were exercised by our executive officers in fiscal year 1999.

Compensation of Directors

     The Company and the Bank do not separately compensate their directors for their service as directors, nor will their directors receive directors compensation until the Company and the Bank have recovered all of their losses. Thereafter, the Company and the Bank will adopt director compensation policies that conform to applicable law.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 20, 2000 by (a) each director of the Company and (b) all executive officers and directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Additionally, the holders of 5% or more of the Company's outstanding common stock are required to file reports with the Securities and Exchange Commission and with the Company. We have not received any of these reports and, therefore, are unaware of any holder of more than 5% of the Company's outstanding common stock.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the record date.

                                                                                PERCENT
           NAME AND ADDRESS              NUMBER OF SHARES                       OF CLASS
           ----------------              ----------------                       --------
(a)  Directors

Dennis W. Burnette (53)                       21,600(1)                            2.9
7007 Wilderness Parkway/
656 Big Canoe
Big Canoe, Georgia 30143

William L. Early (46)                         35,000(2)                            4.7
173 Indian River Trail
Ball Ground, Georgia 30107

Albert L. Evans, Jr. (53)                     25,000                               3.4
2268 Reinhardt College Parkway
Canton, Georgia  30114

J. Calvin Hill (52)                           12,000                               1.6
817 Clubhouse Pointe
Woodstock, Georgia  30188

Roger M. Johnson (57)                         12,500                               1.7
1300 Tom Hulsey Drive
Canton, Georgia  30115

J. David Keller (52)                          10,000                               1.4
1237 Indian Bunting Trail
Big Canoe, Georgia  30143

Wanda P. Roach (51)                           10,000                               1.4
229 Breeze Hill Court
Canton, Georgia  30114

A. R. Roberts, III (46)                       23,450(3)                            3.2
3030 Canton Highway
Ball Ground, Georgia  30107

Donald F. Stevens (56)                        25,000                               3.4
9295 E. Cherokee Drive
Canton, Georgia  30115

Edwin I. Swords, III (40)                     25,200(4)                            3.4
891 Ivey Drive
Canton, Georgia  30114

(b)  All Directors and Executive             199,750                              27.0
     Officers, as a Group

------------------
* Messrs. Burnette and Roberts are the only executive officers of the Company.

(1) Includes 6,000 shares obtainable through the unexercised, vested portion of Mr. Burnette's nonqualified stock option.

(2) Consists of 10,000 shares owned by Etowah Regional Medical Services PC 401K Profit Sharing Plan for which Mr. Early has voting and investment powers as trustee.

(3) Consists of 1,700 shares owned jointly between Mr. Robert and his two minor children.

(4) Consists of 200 shares owned by Swords and Swords, DDS, PC, Profit Sharing Plan for which Mr. Swords has voting and investment powers as trustee.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. These transactions are on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank, and are on terms no less favorable than could be obtained from an unaffiliated third party and are approved by a majority of the directors, including a majority of the disinterested directors.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)  Exhibits

   Exhibit
   Number           Exhibit
   ------           -------

    3.1    Articles of Incorporation/(1)/

    3.2    Bylaws/(1)/

    4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto

   10.1 Purchase and Sale Agreement (main office property), dated December 11, 1998/(1)/

   10.2* Employment Agreement, dated as of January 1, 1999, among Cherokee Bank, N.A., Cherokee Banking Company and Dennis W. Burnette/(1)/

   10.3    Form of Cherokee Banking Company Organizers' Warrant Agreement/(1)/

   10.4 Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking Company and The Bankers Bank/(1)/

   10.5 Construction Agreement dated September 29, 1999 by and between Cherokee Banking Company, Inc. and W. H. Bass, Inc.

   13.1    1999 Annual Report sent to security holders of Cherokee
           Banking Company

   22.1    Subsidiaries of Cherokee Banking Company

   24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)

   27.1    Financial Data Schedule (for SEC purposes only)

   99.1    2000 Proxy Statement sent to security holders of Cherokee
           Banking Company
-----------------
*      Compensatory plan or arrangement.

/(1)/ Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-71571, filed March 18, 1999.

(b)  Reports on Form 8-K filed in the fourth quarter of 1999:  None.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company's 1999 Annual Report to security holders is included in this Annual Report on Form 10-KSB at exhibit 13.1, and the Company's Proxy Statement for its annual meeting of shareholders is included in this Annual Report on Form 10-KSB at exhibit 99.1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHEROKEE BANKING COMPANY



                                    By:    /s/ Dennis W. Burnette
                                           ----------------------
                                           Dennis W. Burnette
                                           President and Chief
                                           Executive Officer

                                    Date:  March 22, 2000

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Dennis W. Burnette and A. R. Roberts, III, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                      Title                            Date
               ---------                                      -----                            ----
/s/ Dennis W. Burnette                   President and Chief Executive Officer,                   3/22/00
---------------------------------------  Director (Principal Executive Officer)
Dennis W. Burnette

/s/ William L. Early                     Director                                                 3/22/00
---------------------------------------
William L. Early

/s/ Albert L. Evans, Jr.                 Director                                                 3/22/00
---------------------------------------
Albert L. Evans, Jr.

/s/ J. Calvin Hill, Jr.                  Director                                                 3/22/00
---------------------------------------
J. Calvin Hill, Jr.

/s/ Roger M. Johnson                     Director                                                 3/22/00
---------------------------------------
Roger M. Johnson

/s/ J. David Keller                      Director                                                 3/22/00
---------------------------------------
J. David Keller

/s/ Wanda P. Roach                       Director                                                 3/22/00
---------------------------------------
Wanda P. Roach

/s/ A.R. Roberts, III                    Secretary, Director                                      3/22/00
---------------------------------------  (Principal Financial and Accounting Officer)
A. R. Roberts, III

/s/ Donald F. Stevens                    Director                                                 3/22/00
---------------------------------------
Donald F. Stevens

/s/ Edwin I. Swords, III                 Director                                                 3/22/00
---------------------------------------
Edwin I. Swords, III

                                 EXHIBIT INDEX
                                 -------------

                                                                        Page Number in
Exhibit                                                                  Sequentially
Number                 Exhibit                                           Numbered Copy
-------                -------                                          --------------
3.1           Articles of Incorporation/(1)/                                  N/A

3.2           Bylaws/(1)/                                                     N/A

4.1           Instruments Defining the Rights of Security Holders.            N/A
              See Articles of Incorporation at Exhibit 3.1 hereto and
              Bylaws at Exhibit 3.2 hereto

10.1          Purchase and Sale Agreement (main office property),             N/A
              dated December 11, 1998/(1)/

10.2*         Employment Agreement, dated as of January 1, 1999,              N/A
              among Cherokee Bank, N.A. , Cherokee Banking
              Company and Dennis W. Burnette/(1)/

10.3          Form of Cherokee Banking Company Organizers'                    N/A
              Warrant Agreement/(1)/

10.4          Escrow Agreement, dated as of April 1, 1999, among
              Cherokee Banking Company and The Bankers Bank/(1)/              N/A

10.5          Construction Agreement dated September 29, 2000 by and
              between Cherokee Banking Company, Inc. and W. H. Bass, Inc.     N/A

13.1          1999 Annual Report sent to security holders of Cherokee         N/A
              Banking Company

22.1          Subsidiaries of Cherokee Banking Company                        N/A

24.1          Power of Attorney (appears on the signature pages to            N/A
              this Annual Report on 10-KSB).

27.1          Financial Data Schedule (for SEC purposes only)                 N/A

99.1          2000 Proxy Statement sent to security holders of                N/A
              Cherokee Banking Company

------------------------
*      Compensatory plan or arrangement.
/(1)/ Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-71571, filed March 18, 1999.