Form 10QSB
period 2000-03-31
CHEROKEE BANKING CO
filed 2000-05-12
CIK 1077535

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________________ to

                   Commission file number     000-30511
                                             ------------------

                            Cherokee Banking Company
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                  6711                            58-2432974
  --------------------------------    ------------------------------   ------------------------------------
   (State of Jurisdiction of           (Primary Standard Industrial    (I.R.S. Employer Identification No.)
   Incorporation or organization)      Classification Code Number)

   1275 Riverstone Parkway
   Canton, Georgia                                                                    30114
  --------------------------------                                     ------------------------------------
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

                                YES  XX      NO
                                    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   738,658 shares of common stock, no par value per share, issued and outstanding as of May 10, 2000.

   Transitional Small Business Disclosure Format (check one):  YES ___  NO XX
                                                                           --

                            CHEROKEE BANKING COMPANY

                                     INDEX

                                                                               Page No.
                                                                               --------
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements                                                  3

              Balance Sheet (unaudited) at March 31, 2000                           3

              Statement of Operations (unaudited) for the Three
              Months Ended March 31, 2000 and 1999                                  4

              Statement of Comprehensive Income (unaudited) for the Three
              Months Ended March 31, 2000 and 1999                                  5

              Statement of Cash Flows (unaudited) for the Three
              Months Ended March 31, 2000 and 1999                                  6

              Notes to Financial Statements (unaudited)                             7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                 8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                     9

   Item 2.    Changes in Securities                                                 9

   Item 3.    Defaults Upon Senior Securities                                       9

   Item 4.    Submission of Matters to a Vote of Security Holders                   9

   Item 5.    Other Information                                                     9

   Item 6.    Exhibits and Reports on Form 8-K                                      9


This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (1) the Company's financing plans; (2) trends affecting the Company's financial condition or results of operations; (3) the Company's growth strategy and operating strategy; and (4) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                            CHEROKEE BANKING COMPANY

                           Consolidated Balance Sheet

                                 March 31, 2000
                                  (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                               $   884,368
Federal funds sold                                                      4,960,000
                                                                      -----------
     Cash and cash equivalents                                          5,844,368

Interest bearing deposits                                                 300,000
Investment securities available for sale                                8,701,508
Other investments                                                         236,100
Loans, net                                                              7,806,883
Premises and equipment, net                                             2,347,680
Accrued interest receivable and other assets                              213,413
                                                                      -----------
                                                                      $25,449,952
                                                                      ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
   Deposits:
     Demand                                                         $ 1,825,424
     Money market and NOW accounts                                    7,693,051
     Savings                                                            322,422
     Time                                                             8,909,685
                                                                    -----------
     Total deposits                                                  18,750,582

   Accrued interest payable and other liabilities                       194,678
                                                                    -----------

     Total liabilities                                               18,945,260
                                                                    -----------

Stockholders' equity:
   Common stock, no par value; authorized
     10,000,000 shares; 738,658 issued and outstanding                7,330,505
   Accumulated deficit                                                 (756,487)
   Unrealized loss on securities available for sale, net of tax       (  69,326)
                                                                    -----------

     Total stockholders' equity                                       6,504,692
                                                                    -----------

                                                                    $25,449,952
                                                                    ===========


See accompanying notes to financial statements.

                            CHEROKEE BANKING COMPANY

                     Consolidated Statements of Operations

               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                          2000      1999
                                                                     ---------   -------
Interest income:
   Interest and fees on loans                                        $ 154,624         -
   Interest on federal funds sold                                       63,495         -
   Investment securities                                               131,346         -
   Interest on deposits with other banks                                 7,312         -
                                                                     ---------   -------

   Total interest income                                               356,777         -
                                                                     ---------   -------
Interest expense:
   Deposits                                                            182,078         -
   Other borrowed money                                                      -     1,285
                                                                     ---------   -------

   Total interest expense                                              182,078     1,285
                                                                     ---------   -------

   Net interest income (expense)                                       174,699    (1,285)

Provision for loan losses                                               30,158         -
                                                                     ---------   -------
   Net interest income (expense) after provision for loan losses       144,541    (1,285)
                                                                     ---------   -------
Other income:
   Service charges on deposit accounts                                   4,048         -
   Other operating income                                                4,867         -
                                                                     ---------   -------

         Total other income                                              8,915         -
                                                                     ---------   -------
 Other expense:
   Salaries and other personnel expense                                168,282    31,491
   Net occupancy and equipment expense                                  47,414     2,478
   Other operating expense                                             109,762    34,725
                                                                     ---------   -------

         Total other expense                                           325,458    68,694
                                                                     ---------   -------

         Net loss                                                    $(172,002)  (69,979)
                                                                     =========   =======
Loss per common share based on average outstanding
 shares of 738,658 in 2000 and 1999:
   Net loss per share                                                   $(0.23)    (0.09)
                                                                     =========   =======


See accompanying notes to financial statements.

                            CHEROKEE BANKING COMPANY

                Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                 2000      1999
                                                            ---------   -------
Net loss                                                    $(172,002)  (69,979)
Other comprehensive income:
 Unrealized holding losses on investment
   securities available for sale                              (58,782)        -
 Less income tax benefit related to investment
   securities available for sale                               22,337         -
                                                            ---------   -------

     Total other comprehensive income (loss), net of tax      (36,445)        -
                                                            ---------   -------

   Total comprehensive income (loss)                        $(208,447)  (69,979)
                                                            =========   =======

See accompanying notes to financial statements.

                            CHEROKEE BANKING COMPANY

                     Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                                   2000      1999
                                                                            -----------   -------
Cash flows from operating activities:
  Net loss                                                                  $  (172,002)  (69,979)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Provision for loan losses                                                   30,158         -
     Depreciation, amortization and accretion                                    17,166         -
     Change in:
       Accrued interest receivable                                              (29,257)        -
       Other assets                                                             (15,442)  (16,156)
       Accrued interest payable                                                  90,981         -
       Other liabilities                                                         (3,245)        -
                                                                            -----------   -------

        Net cash provided (used) by operating activities                        (81,641)  (86,135)
                                                                            -----------   -------
Cash flows from investing activities:
  Proceeds from sales, maturities and paydowns
   of investment securities held to maturity                                      5,602         -
  Purchases of investment securities available for sale                      (1,912,997)        -
  Net change in interest bearing deposits                                      (100,000)        -
  Net change in other investments                                               (56,100)        -
  Change in loans                                                            (2,412,626)        -
  Purchase of premises and equipment                                         (1,079,987)        -
  Proceeds from sale of premises and equipment                                      662         -
                                                                            -----------   -------

        Net cash used by investing activities                                (5,555,446)        -
                                                                                          -------

Cash flows from financing activities:
  Net change in deposits                                                      6,754,513         -
  Proceeds from line of credit                                                        -    80,000
                                                                            -----------   -------

        Net cash provided by financing activities                             6,754,513    80,000
                                                                            -----------   -------

Net change in cash and cash equivalents                                       1,117,426    (6,135)

Cash and cash equivalents at beginning of the period                          4,726,942     9,596
                                                                            -----------   -------

Cash and cash equivalents at end of the period                              $ 5,844,368     3,461
                                                                            ===========   =======

Noncash investing activities:
  Change in unrealized loss on securities available for sale, net of tax    $   (36,445)        -


See accompanying notes to financial statements.

                            CHEROKEE BANKING COMPANY

                         Notes to Financial Statements


(1)  Organization
     ------------

   Cherokee Banking Company (the Company), a bank holding company, owns 100% of the outstanding common stock of Cherokee Bank, N.A. (the Bank), which operates in the Canton, Georgia area. Prior to the Bank opening for business on July 26, 1999, the activities of the Company were devoted solely to securing banking facilities, raising capital and procuring management and other personnel.

   The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

   The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results of a full year's operations.

   The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Item 2.
                            CHEROKEE BANKING COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2000 and 1999

Financial Condition

   Total assets at March 31, 2000 were $25,449,952 representing a $6,634,000 (35%) increase from December 31, 1999. Deposits increased $6,754,513 (56%) from December 31, 1999. Net loans outstanding increased $2,382,468 (44%) over year-end 1999. The allowance for loan losses at March 31, 2000 totaled $98,821, representing 1.25% of total loans at March 31, 2000 compared to the December 31, 1999 total of $68,663, which represented 1.25% of total loans. Cash and cash equivalents at March 31, 2000 increased $1,117,426 from December 31, 1999.

   There were no loans which were considered nonperforming at March 31, 2000.

Results of Operations

   For the three months ended March 31, 2000, the Bank's annualized yield on earning assets was 7.35%. The cost of funding sources for the three month period ended March 31, 2000 was 4.74%. While the Bank's net interest spread was 2.61%, the net interest margin, which considers the effect of non-interest bearing deposits, was 3.60%.

Capital

   The following tables present Cherokee Banking Company's regulatory capital position at March 31, 2000:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                  49.66%
   Tier 1 Tangible Capital minimum requirement       4.00%
                                                    ------

   Excess                                           45.66%
                                                    =====

   Total Capital, Actual                            50.40%
   Total Capital minimum requirement                 8.00%
                                                     ----

   Excess                                           42.40%
                                                    =====
   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                              25.83%
   Minimum leverage requirement                      4.00%
                                                    ------

   Excess                                           21.83%
                                                    =====

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.   Changes in Securities

   (a)  Not applicable.
   (b)  Not applicable.
   (c)  Not applicable.
   (d)  Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

   At the Company's Annual Meeting of Shareholders held on March 22, 2000, security holders elected Dennis W. Burnette (votes for: 457,690; votes against:
0; votes withheld: 850), Albert L. Evans, Jr. (votes for: 450,990; votes against: 0; votes withheld: 550), and William L. Early (votes for: 451,894; votes against: 0; votes withheld: 650) as members of the Board until their terms expire at the 2003 Annual Meeting. The total number of shares represented in person or by proxy at the March 22, 2000 meeting was 458,540 of the 738,658 shares eligible to vote in the election of directors. No other matters were submitted for a vote during the three months ended March 31, 2000.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:
         The following documents are incorporated by reference and made a part of this report.

      Exhibit
      Number                                                 Exhibit
      ------                                                 -------

       3.1 Articles of Incorporation (incorporated herein by reference to exhibit 3.1 to the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-71571)

       3.2 Bylaws (incorporated herein by reference to exhibit 3.2 to the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-71571)

       4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto

      10.1 Purchase and Sale Agreement (main office property), dated December 11, 1998 (incorporated herein by reference to exhibit
             10.1 to the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-71571)

      10.2* Employment Agreement, dated as of January 1, 1999, among Cherokee Bank, N.A., Cherokee Banking Company and Dennis W. Burnette (incorporated herein by reference to exhibit 10.3 to the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-71571)

      10.3 Form of Cherokee Banking Company Organizers' Warrant Agreement (incorporated herein by reference to exhibit 10.5 to the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-71571)

      10.4 Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking Company and The Bankers Bank (incorporated herein by reference to exhibit 10.6 to the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-71571)

      10.5 Construction Agreement dated September 29, 1999 by and between Cherokee Banking Company, Inc. and W. H. Bass, Inc. (incorporated herein by reference to exhibit 10.5 to the Company's Form 10-KSB filed on March 27, 2000)

      27.1   Financial Data Schedule (for SEC purposes only)

___________________________________
*  Compensatory plan or arrangement.


   (b)  Reports on Form 8-K

        None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHEROKEE BANKING COMPANY




    Date: May 12, 2000                   By: /s/ Dennis W. Burnette
          ----------------------             ----------------------------------
                                         Dennis W. Burnette
                                         President, Chief Executive Officer and
                                         Director



   Date: May 12, 2000                    By: /s/ A.R. Roberts, III
         -----------------------             ----------------------------------
                                         A.R. Roberts, III
                                         Chief Financial Officer, Chief
                                          Operations
                                          Officer and Director