Form 10QSB
period 2000-06-30
CHEROKEE BANKING CO
filed 2000-08-14
CIK 1077535

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________________ to

                   Commission file number     000-30511
                                             ------------------

                            Cherokee Banking Company
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                  6711                            58-2432974
------------------------------------               ----               ------------------------------------
(State of Jurisdiction of              (Primary Standard Industrial   (I.R.S. Employer Identification No.)
Incorporation or organization)         Classification Code Number)

1275 Riverstone Parkway
Canton, Georgia                                                                      30114
------------------------------------                                ------------------------------------
(Address of principal executive                                                   (Zip Code)
 offices)

                                  770-479-3400
                                  ------------
                              ( Telephone Number)


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

                                YES    XX     NO
                                     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   738,658 shares of common stock, no par value per share, issued and outstanding as of August 10, 2000.

   Transitional Small Business Disclosure Format (check one):  YES    NO  XX
                                                                  --      --

                            CHEROKEE BANKING COMPANY

                                     INDEX

                                                                               Page No.
                                                                               --------

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements                                                    3

              Balance Sheet (unaudited) at June 30, 2000                              3

              Statement of Operations (unaudited) for the Three Months
              and the Six Months Ended June 30, 2000 and 1999                         4

              Statement of Comprehensive Income (unaudited) for the Six
              Months Ended June 30, 2000 and 1999                                     5

              Statement of Cash Flows (unaudited) for the Six
              Months Ended June 30, 2000 and 1999                                     6

              Notes to Financial Statements (unaudited)                               7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                       9

   Item 2.    Changes in Securities                                                   9

   Item 3.    Defaults Upon Senior Securities                                         9

   Item 4.    Submission of Matters to a Vote of Security Holders                     9

   Item 5.    Other Information                                                       9

   Item 6.    Exhibits and Reports on Form 8-K                                        9




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

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            CHEROKEE BANKING COMPANY

                           Consolidated Balance Sheet

                                 June 30, 2000
                                  (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                             $ 1,101,388
Federal funds sold                                                    5,730,000
                                                                    -----------

     Cash and cash equivalents                                        6,831,388

Interest bearing deposits                                             1,590,000
Investment securities available for sale                             11,643,948
Other investments                                                       236,100
Loans, net                                                           12,590,327
Premises and equipment, net                                           2,451,402
Accrued interest receivable and other assets                            283,061
                                                                    -----------

                                                                    $35,626,226
                                                                    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------



Liabilities:
   Deposits:
     Demand                                                         $ 3,305,004
     Money market and NOW accounts                                   10,445,575
     Savings                                                            583,443
     Time                                                            14,647,064
                                                                    -----------

     Total deposits                                                  28,981,086

   Accrued interest payable and other liabilities                       347,696
                                                                    -----------

     Total liabilities                                               29,328,782
                                                                    -----------

Stockholders' equity:
   Common stock, no par value; authorized
     10,000,000 shares; 738,658 issued and outstanding                7,330,505
   Accumulated deficit                                                 (947,446)
   Unrealized loss on securities available for sale, net of tax         (85,615)
                                                                    -----------

     Total stockholders' equity                                       6,297,444
                                                                    -----------

                                                                    $35,626,226
                                                                    ===========




See accompanying notes to financial statements.

                            CHEROKEE BANKING COMPANY

                     Consolidated Statements of Operations

     For the Three Months and the Six Months Ended March 31, 2000 and 1999
                                  (Unaudited)


                                                            Three Months           Six Months
                                                            Ended June 30         Ended June 30
                                                      -----------------------  --------------------

                                                         2000         1999       2000       1999
                                                      ---------     --------   --------   --------
Interest income:
     Interest and fees on loans                       $ 241,990            -    396,614          -
     Interest on federal funds sold                      86,319            -    149,814          -
     Investment securities                              174,274            -    305,620          -
     Interest on deposits with other banks               13,198       49,136     20,510     49,244
                                                      ---------     --------   --------   --------

     Total interest income                              515,781       49,136    872,558     49,244
                                                      ---------     --------   --------   --------

Interest expense:
     Deposits                                           284,176            -    466,254          -
     Other borrowed money                                     -        5,477          -      6,762
                                                      ---------     --------   --------   --------

     Total interest expense                             284,176        5,477    466,254      6,762
                                                      ---------     --------   --------   --------

     Net interest income                                231,605       43,659    406,304     42,482

Provision for loan losses                                61,940            -     92,098          -
                                                      ---------     --------   --------   --------
     Net interest income after provision
      for loan losses                                   169,665       43,659    314,206     42,482
                                                      ---------     --------   --------   --------

Other income:
     Service charges on deposit accounts                 16,878            -     20,926          -
     Other operating income                              18,365            -     23,232          -
                                                      ---------     --------   --------   --------

          Total other income                             35,243            -     44,158          -
                                                      ---------     --------   --------   --------

Other expense:
     Salaries and other personnel expense               206,271       63,816    374,553     95,307
     Net occupancy and equipment expense                 52,604       15,318    100,018     17,796
     Other operating expense                            136,994       69,183    246,756    104,016
                                                      ---------     --------   --------   --------

          Total other expense                           395,869      148,317    721,327    217,119
                                                      ---------     --------   --------   --------

          Net earnings (loss)                         $(190,961)    (104,658)  (362,963)  (174,637)
                                                      =========     ========   ========   ========

Loss per common share based on average outstanding
  shares of 738,658 in 2000 and 1999:
     Net loss per share                               $   (0.26)       (0.14)     (0.49)     (0.24)
                                                      =========     ========   ========   ========

See accompanying notes to financial statements.

                            CHEROKEE BANKING COMPANY

                Consolidated Statements of Comprehensive Income

                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                               2000       1999
                                                            ---------   --------

Net loss                                                    $(362,963)  (174,637)
                                                            ---------   --------
Other comprehensive income:
 Unrealized holding losses on investment
   securities available for sale                              (85,055)         -
 Less income tax benefit related to investment
   securities available for sale                               32,321          -
                                                            ---------   --------

     Total other comprehensive income (loss), net of tax      (52,734)         -
                                                            ---------   --------

   Total comprehensive income (loss)                        $(415,697)  (174,637)
                                                            =========   ========

See accompanying notes to financial statements.

                            CHEROKEE BANKING COMPANY

                     Consolidated Statements of Cash Flows

                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)


                                                                                 2000        1999
                                                                            ------------   ---------
Cash flows from operating activities:
  Net loss                                                                  $   (362,963)   (174,637)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Provision for loan losses                                                    92,098           -
     Depreciation, amortization and accretion                                     45,039           -
     Gain on paydowns and calls of securities                                     (1,455)          -
     Change in:
       Accrued interest receivable and other assets                             (104,300)    (31,952)
       Accrued interest payable and other liabilities                            240,754           -
                                                                            ------------   ---------

        Net cash used by operating activities                                    (90,827)   (206,589)
                                                                            ------------   ---------

Cash flows from investing activities:
  Proceeds from sales, maturities and paydowns
   of investment securities held to maturity                                     517,825           -
  Purchases of investment securities available for sale                       (5,381,377)          -
  Net change in interest bearing deposits                                     (1,390,000)          -
  Net change in other investments                                                (56,100)          -
  Change in loans                                                             (7,258,010)          -
  Deferred offering expenses                                                           -     (25,000)
  Purchase of premises and equipment                                          (1,222,744)   (500,963)
  Proceeds from sale of premises and equipment                                       662           -
                                                                            ------------   ---------

        Net cash used by investing activities                                (14,789,744)   (525,963)
                                                                            ------------   ---------

Cash flows from financing activities:
  Net change in deposits                                                      16,985,017           -
  Repayment of credit line                                                                   (60,000)
  Sale of common stock                                                                 -   7,386,580
                                                                            ------------   ---------

        Net cash provided by financing activities                             16,985,017   7,326,580
                                                                            ------------   ---------

Net change in cash and cash equivalents                                        2,104,446   6,594,028

Cash and cash equivalents at beginning of the period                           4,726,942       9,596
                                                                            ------------   ---------

Cash and cash equivalents at end of the period                              $  6,831,388   6,603,624
                                                                            ============   =========

Noncash investing activities:
  Change in unrealized loss on securities available for sale, net of tax    $    (52,734)          -

Supplemental cas flow information:
  Cash paid for interest                                                    $    223,484       5,477


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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results of a full year's operations.

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

Item 2.
                            CHEROKEE BANKING COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                For the Six Months Ended June 30, 2000 and 1999

Financial Condition

   Total assets at June 30, 2000 were $35,626,226 representing a $16,810,074 (89%) increase from December 31, 1999. Deposits increased $16,985,017 (142%) from December 31, 1999. Net loans outstanding increased $7,165,912 (132%) over year-end 1999. The allowance for loan losses at June 30, 2000 totaled $159,371, representing 1.25% of total loans at June 30, 2000 compared to the December 31, 1999 total of $68,663, which represented 1.25% of total loans. Cash and cash equivalents at June 30, 2000 increased $2,104,446 from December 31, 1999.

   There were no loans which were considered nonperforming at June 30, 2000.

Results of Operations

   For the six months ended June 30, 2000, the Bank's annualized yield on earning assets was 6.52%. The cost of funding sources for the six month period ended June 30, 2000 was 3.93%. While the Bank's net interest spread was 2.59%, the net interest margin, which considers the effect of non-interest bearing deposits, was 3.04%.

   For the six months ended June 30, 2000, interest income was $873,000, primarily from loans ($397,000) and investment securities ($306,000). Interest expense of $466,000 related to the Bank's deposits.

   The Bank provided $92,000 for potential loan losses for the six months ended June 30, 2000 in management's efforts to maintain the allowance for loan losses at an appropriate level.

   Other expense of $721,000 was primarily made up of salaries and employee costs of $375,000 and other operating expense of $247,000.

Capital

   The following tables present Cherokee Banking Company's regulatory capital position at June 30, 2000:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                  27.12%
   Tier 1 Tangible Capital minimum requirement       4.00%
                                                    -----

   Excess                                           23.12%
                                                    =====

   Total Capital, Actual                            28.00%
   Total Capital minimum requirement                 8.00%
                                                    -----

   Excess                                           20.00%
                                                    =====


   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                              16.52%
   Minimum leverage requirement                      4.00%
                                                    -----

   Excess                                           12.52%
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

      None.

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

                                      CHEROKEE BANKING COMPANY




   Date: August 14, 2000                 By: /s/ Dennis W. Burnette
                                         -------------------------------
                                         Dennis W. Burnette
                                         President, Chief Executive
                                         Officer and Director



   Date: August 14, 2000                 By: /s/ A.R. Roberts, III
                                         -------------------------------
                                         A.R. Roberts, III
                                         Chief Financial Officer, Chief
                                         Operations Officer and Director