Form 10QSB
period 2000-09-30
CHEROKEE BANKING CO
filed 2000-11-14
CIK 1077535

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________________ to

                     Commission file number     000-30511
                                             ------------------

                           Cherokee Banking Company
                           ------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                              6711                              58-2432974
   -------------------------------    ----------------------------    ------------------------------------
   (State of Jurisdiction of          (Primary Standard Industrial    (I.R.S. Employer Identification No.)
   Incorporation or organization)     Classification Code Number)

   1275 Riverstone Parkway
   Canton, Georgia                                                                   30114
   -------------------------------                                    ------------------------------------
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

                               YES    XX     NO
                                    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     738,658 shares of common stock, no par value per share, issued and outstanding as of November 9, 2000.

   Transitional Small Business Disclosure Format (check one):  YES __  NO XX
                                                                          --

                           CHEROKEE BANKING COMPANY

                                     INDEX

                                                                                   Page No.
                                                                                   --------

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements                                                    3

              Consolidated Balance Sheet (unaudited) at September 30, 2000            3

              Consolidated Statements of Operations (unaudited) for the
              Three Months and the Nine Months Ended September 30, 2000 and 1999      4

              Consolidated Statements of Comprehensive Income (unaudited)
              for the Nine Months Ended September 30, 2000 and 1999                   5

              Consolidated Statements of Cash Flows (unaudited)
              for the Nine Months Ended September 30, 2000 and 1999                   6

              Notes to Consolidated Financial Statements (unaudited)                  7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                       9

   Item 2.    Changes in Securities                                                   9

   Item 3.    Defaults Upon Senior Securities                                         9

   Item 4.    Submission of Matters to a Vote of Security Holders                     9

   Item 5.    Other Information                                                       9

   Item 6.    Exhibits and Reports on Form 8-K                                        9




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

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           CHEROKEE BANKING COMPANY

                          Consolidated Balance Sheet

                              September 30, 2000
                                  (Unaudited)

                                    Assets
                                    ------

Cash and due from banks                                             $   732,466
Federal funds sold                                                    5,810,000
                                                                    -----------

     Cash and cash equivalents                                        6,542,466

Interest bearing deposits                                             1,779,000
Investment securities available for sale                             13,990,586
Other investments                                                       236,100
Loans, net                                                           17,106,840
Premises and equipment, net                                           2,485,898
Accrued interest receivable and other assets                            408,221
                                                                    -----------

                                                                    $42,549,111
                                                                    ===========


                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
   Deposits:
     Demand                                                         $ 4,883,881
     Money market and NOW accounts                                   12,679,812
     Savings                                                            577,003
     Time                                                            17,718,125
                                                                    -----------

     Total deposits                                                  35,858,821

   Accrued interest payable and other liabilities                       429,990
                                                                    -----------

     Total liabilities                                               36,288,811
                                                                    -----------

Stockholders' equity:
   Common stock, no par value; authorized
     10,000,000 shares; 738,658 issued and outstanding                7,330,505
   Accumulated deficit                                               (1,031,697)
   Unrealized loss on securities available for sale, net of tax         (38,508)
                                                                    -----------

     Total stockholders' equity                                       6,260,300
                                                                    -----------

                                                                    $42,549,111
                                                                    ===========




See accompanying notes to consolidated financial statements.

                           CHEROKEE BANKING COMPANY

                     Consolidated Statements of Operations

  For the Three Months and the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)


                                                          Three Months            Nine Months
                                                       Ended September 30     Ended September 30
                                                      ---------------------  ---------------------
                                                         2000       1999        2000       1999
                                                      --------     --------  ---------   ---------
Interest income:
     Interest and fees on loans                        $362,114      8,557     758,728      8,557
     Interest on federal funds sold                     113,661     79,618     263,475     79,618
     Investment securities                              236,127     35,352     541,747     35,352
     Escrowed stock subscriptions                                    3,683                 52,927
     Interest on deposits with other banks               31,311          -      51,821          -
                                                       --------   --------   ---------   --------

     Total interest income                              743,213    127,210   1,615,771    176,454
                                                       --------   --------   ---------   --------

Interest expense:
     Deposits                                           432,810     37,401     899,064     37,401
     Other borrowed money                                     -          -           -      6,762
                                                       --------   --------   ---------   --------

     Total interest expense                             432,810     37,401     899,064     44,163
                                                       --------   --------   ---------   --------

     Net interest income                                310,403     89,809     716,707    132,291

Provision for loan losses                                57,171     17,505     149,269     17,505
                                                       --------   --------   ---------   --------
     Net interest income after provision
      for loan losses                                   253,232     72,304     567,438    114,786
                                                       --------   --------   ---------   --------

Other income:
     Service charges on deposit accounts                 26,383          -      47,309          -
     Other operating income                              34,489        602      57,721        602
                                                       --------   --------   ---------   --------
          Total other income                             60,872        602     105,030        602
                                                       --------   --------   ---------   --------

Other expense:
     Salaries and other personnel expense               206,294    121,372     580,847    216,679
     Net occupancy and equipment expense                 52,404     30,342     152,422     48,138
     Other operating expense                            139,657    145,378     386,413    249,394
                                                       --------   --------   ---------   --------

          Total other expense                           398,355    297,092   1,119,682    514,211
                                                       --------   --------   ---------   --------

          Net earnings (loss)                          $(84,251)  (224,186)   (447,214)  (398,823)
                                                       ========   =========  =========   ========

Loss per common share based on average outstanding
  shares of 738,658 in 2000 and 1999:
     Net loss per share                                $  (0.11)     (0.30)      (0.61)     (0.54)
                                                       ========   ========   =========   ========



See accompanying notes to consolidated financial statements.

                           CHEROKEE BANKING COMPANY

                Consolidated Statements of Comprehensive Income

             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)


                                                               2000       1999
                                                            ---------   --------
Net loss                                                    $(447,214)  (398,823)
                                                            ---------   --------
Other comprehensive income:
 Unrealized holding losses on investment
   securities available for sale                               (9,074)   (25,285)
 Less income tax benefit related to investment
   securities available for sale                                3,447      9,608
                                                            ---------   --------

     Total other comprehensive income (loss), net of tax       (5,627)   (15,677)
                                                            ---------   --------


   Total comprehensive income (loss)                        $(452,841)  (414,500)
                                                            =========   ========



See accompanying notes to consolidated financial statements.

                           CHEROKEE BANKING COMPANY

                     Consolidated Statements of Cash Flows

             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)


                                                                                 2000          1999
                                                                            ------------    ----------
Cash flows from operating activities:
  Net loss                                                                  $   (447,214)    (398,823)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Provision for loan losses                                                   149,269       17,505
     Depreciation, amortization and accretion                                     68,595        9,873
     Gain on paydowns and calls of securities                                    (10,839)           -
     Change in:
       Accrued interest receivable and other assets                             (258,334)    (107,967)
       Accrued interest payable and other liabilities                            323,048       28,125
                                                                            ------------   ----------

        Net cash used by operating activities                                   (175,475)    (451,287)
                                                                            ------------   ----------

Cash flows from investing activities:
  Proceeds from sales, maturities and paydowns
   of investment securities available for sale                                   728,097            -
  Purchases of investment securities available for sale                       (7,839,920)  (4,734,707)
  Net change in interest bearing deposits                                     (1,579,000)           -
  Net change in other investments                                                (56,100)           -
  Change in loans                                                            (11,831,694)  (1,400,423)
  Purchase of premises and equipment                                          (1,293,798)    (731,473)
  Proceeds from sale of premises and equipment                                       662            -
                                                                            ------------   ----------

        Net cash used by investing activities                                (21,871,753)  (6,866,603)
                                                                            ------------   ----------

Cash flows from financing activities:
  Net change in deposits                                                      23,862,752    6,453,098
  Repayment of credit line                                                                    (60,000)
  Sale of common stock                                                                 -    7,386,580
                                                                            ------------   ----------

        Net cash provided by financing activities                             23,862,752   13,779,678
                                                                            ------------   ----------

Net change in cash and cash equivalents                                        1,815,524    6,461,788

Cash and cash equivalents at beginning of the period                           4,726,942        9,596
                                                                            ------------   ----------

Cash and cash equivalents at end of the period                              $  6,542,466    6,471,384
                                                                            ============   ==========

Noncash investing activities:
  Change in unrealized loss on securities available for sale, net of tax    $     (5,627)     (15,677)

Supplemental cash flow information:
  Cash paid for interest                                                    $    583,153            -



See accompanying notes to consolidated financial statements.

                            CHEROKEE BANKING COMPANY

                  Notes to Consolidated Financial Statements


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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results of a full year's operations.

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

Item 2.

                           CHEROKEE BANKING COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

             For the Nine Months Ended September 30, 2000 and 1999

Financial Condition

     Total assets at September 30, 2000 were $42,549,111 representing a $23,732,959 (126%) increase from December 31, 1999. Deposits increased $23,862,752 (199%) from December 31, 1999. Net loans outstanding increased $11,682,425 (215%) over year-end 1999. The allowance for loan losses at September 30, 2000 totaled $216,543, representing 1.25% of total loans at September 30, 2000 compared to the December 31, 1999 total of $68,663, which represented 1.25% of total loans. Cash and cash equivalents at September 30, 2000 increased $1,815,524 from December 31, 1999.

     There were no loans which were considered nonperforming at September 30, 2000.

Results of Operations

     For the nine months ended September 30, 2000, the Bank's annualized yield on earning assets was 6.98%. The cost of funding sources for the nine month period ended September 30, 2000 was 4.55%. While the Bank's net interest spread was 2.44%, the net interest margin, which considers the effect of non-interest bearing deposits, was 3.10%.

     For the nine months ended September 30, 2000, interest income was $1,616,000, primarily from loans ($759,000) and investment securities ($542,000). Interest expense of $899,000 related to the Bank's deposits.

     The Bank provided $149,000 for potential loan losses for the nine months ended September 30, 2000 in management's efforts to maintain the allowance for loan losses at an appropriate level.

     Other expense of $1,120,000 was primarily made up of salaries and employee costs of $581,000 and other operating expense of $386,000.

Capital

     The following tables present Cherokee Banking Company's regulatory capital position at September 30, 2000:

     Risk-Based Capital Ratios
     -------------------------

     Tier 1 Tangible Capital, Actual                   20.55%
     Tier 1 Tangible Capital minimum requirement        4.00%
                                                       -----

     Excess                                            16.55%
                                                       =====

     Total Capital, Actual                             21.45%
     Total Capital minimum requirement                  8.00%
                                                       -----

     Excess                                            13.45%
                                                       =====


     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                               12.45%
     Minimum leverage requirement                       4.00%
                                                       -----

     Excess                                             8.45%
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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:
         The following documents are incorporated by reference and made a part of this report.

         Exhibit
         Number     Exhibit
         -------    -------

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

                                    CHEROKEE BANKING COMPANY




Date:   November 10, 2000           By:  /s/ Dennis W. Burnette
     ------------------------            --------------------------------------
                                         Dennis W. Burnette
                                         President, Chief Executive Officer
                                         and Director



Date:   November 10, 2000           By:  /s/ A.R. Roberts
     ------------------------            --------------------------------------
                                         A.R. Roberts, III
                                         Chief Financial Officer, Chief
                                         Operations Officer and Director