Form 10KSB
period 2000-12-31
CHEROKEE BANKING CO
filed 2001-04-02
CIK 1077535

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2000
                      -----------------

     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number ______

                           CHEROKEE BANKING COMPANY
               -------------------------------------------------
                 (Name of small business issuer in its charter)

           Georgia                                  58-2432974
--------------------------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                  Identification No.)

    1275 Riverstone Parkway, Canton, Georgia              30114
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)            (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No
                                                            ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $2,655,082
                                                          ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $5,280,678 as of March 15, 2001
                                         -------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 738,658 as of March 15, 2001
                                                  ----------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on April 30, 2001, are incorporated by reference into
Part III.

     Transitional Small Business Disclosure format (check one):  Yes     No [X]
                                                                     ---    ---

                               TABLE OF CONTENTS


PART I      ....................................................................................   3
  ITEM 1.   DESCRIPTION OF BUSINESS.............................................................   3
  ITEM 2.   DESCRIPTION OF PROPERTIES...........................................................  13
  ITEM 3.   LEGAL PROCEEDINGS...................................................................  14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................  14
PART II     ....................................................................................  14
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.........................................................  14
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.................................................  14
  ITEM 7.   FINANCIAL STATEMENTS................................................................  14
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  15
PART III    ....................................................................................  15
  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT...................................................  15
  ITEM 10.  EXECUTIVE COMPENSATION..............................................................  15
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..........................................................................  15
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................  15
  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB..........................................  16

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

          Special Cautionary Notice Regarding Forward-Looking Statements

     Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cherokee Banking Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend,' "plan," "believe," "seek,' "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     .  The effects of future economic conditions;

     . Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     . The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

     . The effects of competition from other financial institutions and financial service providers operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

     . The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

                            Cherokee Banking Company

     The Company was incorporated as a Georgia corporation on October 9, 1998, and became a bank holding company by acquiring all of the issued and outstanding common stock of Cherokee Bank, Canton, Gerogia (the "Bank"). The Bank is the only subsidiary of the Company.

     The Company was organized to facilitate the Bank's ability to serve its customers' banking needs. Specifically, the holding company structure provides flexibility to expand the Company's banking business through possible future acquisitions of other financial institutions and the ability to acquire or establish banking-related services that cannot be engaged in directly by national banks but are permissible for bank holding companies. Additionally, the holding company structure makes it easier to raise capital for the Bank because the Company will be able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

     The Company has no present plans to acquire or establish any additional operating subsidiaries. We may, however, make acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Any acquisition would be subject to various regulatory approvals and requirements.

                              Cherokee Bank, N.A.

General

     Cherokee Bank began business in July of 1999 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. Cherokee Bank also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans. In addition, the Bank provides such products and services as official bank checks and money orders, traveler's checks, Mastercard(R) and Visa(R) credit cards, MasterMoney(R) debit cards, internet banking and bill-pay, bank-by-mail, direct deposit and United States Savings Bonds.

Philosophy

     Our business philosophy is to operate the Bank as a community-oriented financial institution emphasizing prompt, personalized customer service to individuals and businesses located primarily in Cherokee County, Georgia. We have adopted this philosophy in order to attract customers and to acquire market share now controlled by other financial institutions operating in our primary market. We believe that local ownership and control allows the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio.

Market Area and Competition

     The Bank's primary service or market area is Cherokee County, Georgia, which includes the cities of Ball Ground, Canton, Holly Springs, Waleska, and Woodstock. Cherokee County lies northwest of the city of Atlanta with Interstates 575 and 75 providing convenient access for many Cherokee County residents to employment opportunities in the northern metropolitan Atlanta area.

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

Loan Portfolio

     Lending Policy. The Bank aggressively seeks creditworthy borrowers within its primary service area. Currently, the Bank's loan portfolio is comprised of:

                Loan Classification           Percentage
                -------------------           ----------

                Real estate-related loans        30.6%

                Commercial loans                 54.3%

                Consumer loans                   15.1%

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

     Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

     .  15% of the Bank's capital and surplus; or

     . 25% of its capital and surplus if the excess over 15% is within federal guidelines, which provides an exception to the 15% limit for debt secured by readily marketable collateral, as defined by OCC regulations.

     The Bank has established an internal maximum loan limit of $750,000, which is separate from its statutory lending limits described above. Any loan extention above this internal maximum loan limit must be approved by the Bank's board of directors. The Bank's legal lending limits will increase or decrease as the Bank's capital increases or decreases as a result of, among other reasons, its earnings or losses. The Bank will continue to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.

     Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and single-family residential construction loans for one-to-four unit family structures. The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 85%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 80% of the lower of the as-built appraised value or project cost, and a maximum of 85% if the loan is amortized. The Bank also offers home equity lines of credit, which comprises approximately 4% of the Bank's total loans and have interest rate terms that are variable rather than fixed.

     Approximately 52% of the Bank's real estate loans have interest rate terms that are variable or carry a term of 12 months or less. Additionally, the terms of the Bank's real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder's ability to sell the home to a buyer, the buyer's ability to obtain permanent financing and the construction project's ability to produce income in the interim.

     Commercial Loans. The Bank's commercial lending is directed principally toward small- to medium-size businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank's commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank's commercial loans, approximately 31% are adjustable rate loans or mature within one year, 39% are fixed rate loans with maturities extending beyond 12 months but less than 60 months and 29% are fixed rate loans with maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     Consumer Loans. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Almost all of these consumer loans are fixed rate loans generally with maturities ranging from 3 to 5 years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

     Investments. In addition to its loan operations, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. The bank also invests in certificates of deposits in other financial institutions. The amount invested in such time deposits, as viewed on an institution by institution basis, does not exceed $100,000. Therefore, the amounts invested in certificates of deposit are fully insured by the FDIC. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitablity and to verify compliance with the Bank's investment policies.

     Deposits. The Bank's core deposits include checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank has employed an aggressive marketing plan in Cherokee County, and offers broad array of competitive products and services. The Bank's primary sources of deposits are residents of, and businesses and their employees located in, Cherokee County. The Bank has obtained its deposits primarily through personal solicitation by its officers and directors, direct mail solicitations, television advertisements and advertisements published in the local media. We plan to continue generating deposits by offering competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or fund transfer services.

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

                                   Employees

     At December 31, 2000, the Bank employed 20 full-time employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.


                          Supervision and Regulation

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Cherokee Banking Company

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     . the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     . no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Permitted Activities. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

     .  Banking or managing or controlling banks; and

     . An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     .  Factoring accounts receivable;

     . Making, acquiring, brokering or servicing loans and usual related activities;

     .  Leasing personal or real property;

     . Operating a non-bank depository institution, such as a savings association;

     .  Trust company functions;

     .  Financial and investment advisory activities;

     .  Conducting discount securities brokerage activities;

     . Underwriting and dealing in government obligations and money market instruments;

     .  Providing specified management consulting and counseling activities;

     .  Performing selected data processing services and support services;

     . Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     .  Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file and election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity.

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

Cherokee Bank, N.A.

     Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to difference categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and
as needed if our rating is less than satisfactory.   Additionally, we must
publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

     . The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     . The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     . The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     . The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

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

Capital Adequacy

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 20.8% and our ratio of Tier 1 Capital to risk-weighted assets was 19.8%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 11.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Cherokee Bank, N.A.--Prompt Corrective Action."

Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends is the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Cherokee Bank, N.A.--Prompt Corrective Action" above.

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

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Privacy

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

Effect of Governmental Monetary Polices

     Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        Selected Statistical Information

     The selected statistical information is included in the Company's Annual Report to Shareholders, and is incorporated herein by reference.


ITEM 2. DESCRIPTION OF PROPERTIES

     The Bank is located at 1275 Riverstone Parkway, Canton, Georgia, which is part of the new Riverstone Plaza Development near Interstate 575. Riverstone Parkway is also Georgia Business Highway 5--one of the major thoroughfares through Cherokee County and the city of Canton. Because the Bank is easily accessible from Interstate 575, our location allows us to reach small business customers throughout Cherokee County and consumers traveling to Riverstone Plaza, the newest major retail area in Cherokee County and the primary destination point in the market. The Bank's primary facility, which is also the location of the Company's executive offices, is a 7,800 square foot building with three drive-up lanes and one drive-up ATM. The facility was completed in February 2000 and was financed by the Company's initial capitalization of the Bank. As a result, the property is free from any mortgage liens or encomberances.

     Other than the Bank facility described in the preceding paragraph and the real estate-related loans funded by the Bank previously described in "--Item 1. Description of Business--Cherokee Bank, N.A.--Loan Portfolio" on page 4, the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental
authority.   Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any director, officer or affiliate, or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

     (a) The response to this Item 5(a) is included in the Company's Annual Report to Shareholders under the heading, "Market for Cherokee Banking Company's Common Stock; Payment of Dividends," and is incorporated herein by reference.

     (b) No sales of Company securities were made during 2000, except for the issuance of stock options to various key employees of the Company and the Bank. The issuance of the employee stock options is exempt under Section 4(2) of the Securities Act. All sales of securities by the Company in 1999 were registered under the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.


ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders, and are incorporated herein by reference:

     .  Report of Independent Certified Public Accountants

     .  Financial Statements:

         1. Consolidated Balance Sheets dated as of December 31, 2000 and 1999.
         2. Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999.
         3. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000 and 1999.
         4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000 and 1999.
         5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999.
         6. Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001, under the headings "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management," and are incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001, under the heading "Compensation of Executive Officers and Directors," and are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001, under the heading "Security Ownership of Certain Beneficial Owners and Management," and are incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 30, 2001, under the headings "Certain Relationships and Related Transactions," and "Compensation of Executive Officers and Directors," and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)  Exhibits

    Exhibit
    Number           Exhibit
    ------           -------

    3.1              Articles of Incorporation/(1)/

    3.2              Bylaws/(1)/

    4.1              See Articles of Incorporation at Exhibit 3.1 and Bylaws at
                     Exhibit 3.2

    10.1 Purchase and Sale Agreement (main office property), dated December 11, 1998/(1)/

    10.2* Employment Agreement, dated as of January 1, 1999, among Cherokee Bank, N.A. , Cherokee Banking Company and Dennis
                     W. Burnette/(1)/

    10.3             Form of Cherokee Banking Company Organizers' Warrant
                     Agreement/(1)/

    10.4 Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking Company and The Bankers Bank/(1)/

    10.5 Construction Agreement dated September 29, 1999 by and between Cherokee Banking Company, Inc. and W. H. Bass, Inc./(2)/

    10.6 Cherokee Banking Company 2000 Stock Option Plan and Form of Stock Option Award

    13.1             2000 Annual Report sent to security holders of Cherokee
                     Banking Company

    22.1             Subsidiaries of Cherokee Banking Company/(2)/

    24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)
_________________________
*  Compensatory plan or arrangement.

/(1)/ Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-71571, filed March 18, 1999.

/(2)/ Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 23, 2000.

(b)  Reports on Form 8-K filed in the fourth quarter of 2000:  None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CHEROKEE BANKING COMPANY



                                    By:  /s/ Dennis W. Burnette
                                         ----------------------
                                         Dennis W. Burnette
                                         President and Chief
                                         Executive Officer


                                    Date:  March 21, 2001


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

             Signature                                        Title                            Date
------------------------------------      ---------------------------------------------  -----------------
                                          President and Chief Executive Officer,
/s/ Dennis W. Burnette                    Director (Principal Executive Officer)          March 21, 2001
------------------------------------
Dennis W. Burnette

/s/ William L. Early                      Director                                        March 21, 2001
------------------------------------
William L. Early

/s/ Albert L. Evans, Jr.                  Director                                        March 21, 2001
------------------------------------
Albert L. Evans, Jr.

                                          Director
------------------------------------
J. Calvin Hill, Jr.


/s/ Roger M. Johnson                      Director                                       March 21, 2001
------------------------------------
Roger M. Johnson

/s/ J. David Keller                       Director                                       March 21, 2001
------------------------------------
J. David Keller

/s/ Wanda P. Roach                        Director                                       March 21, 2001
------------------------------------
Wanda P. Roach
                                          Secretary, Director
/s/ A. R. Roberts, III                    (Principal Financial and Accounting Officer)   March 21, 2001
------------------------------------
A. R. Roberts, III

/s/ Donald F. Stevens                     Director                                       March 21, 2001
------------------------------------
Donald F. Stevens

/s/ Edwin I. Swords, III                  Director                                       March 21, 2001
------------------------------------
Edwin I. Swords, III

                                 EXHIBIT INDEX
                                 -------------


                                                                                      Page Number in
Exhibit                                                                                Sequentially
Number               Exhibit                                                           Numbered Copy
-------              -------                                                           -------------

10.6                 Cherokee Banking Company 2000 Stock Option Plan and
                     Form of Stock Option Award                                              N/A

13.1                 2000 Annual Report sent to security holders of Cherokee                 N/A
                     Banking Company

24.1                 Power of Attorney (appears on the signature pages to                    N/A
                     this Annual Report on 10-KSB).

_________________________