Form 10QSB
period 2001-03-31
CHEROKEE BANKING CO
filed 2001-05-10
CIK 1077535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _________ to

                     Commission file number     000-30511
                                             ------------------

                           Cherokee Banking Company
                           ------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                        6711                    58-2432974
------------------------------ ----------------------------  -------------------
(State of Jurisdiction of      (Primary Standard Industrial   (I.R.S. Employer
Incorporation or organization) Classification Code Number)   Identification No.)

1275 Riverstone Parkway
Canton, Georgia                                                30114
-------------------------------                     ----------------------------
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

                                 YES  XX   NO
                                     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     738,658 shares of common stock, no par value per share, issued and outstanding as of May 7, 2001.

     Transitional Small Business Disclosure Format (check one):  YES     NO  XX
                                                                    ____    ----

                            CHEROKEE BANKING COMPANY

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I             FINANCIAL INFORMATION

      Item 1.      Financial Statements                                                                         3

                   Consolidated Balance Sheet (unaudited) at March 31, 2001                                     3

                   Consolidated Statements of Operations (unaudited) for the Three
                     Months Ended March 31, 2001 and 2000                                                       4

                   Consolidated Statements of Comprehensive Income (unaudited) for the Three
                     Months Ended March 31, 2001 and 2000                                                       5

                   Consolidated Statements of Cash Flows (unaudited) for the Three
                     Months Ended March 31, 2001 and 2000                                                       6

                   Notes to Consolidated Financial Statements (unaudited)                                       7

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                      8

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                            9

      Item 2.      Changes in Securities                                                                        9

      Item 3.      Defaults Upon Senior Securities                                                              9

      Item 4.      Submission of Matters to a Vote of Security Holders                                          9

      Item 5.      Other Information                                                                            9

      Item 6.      Exhibits and Reports on Form 8-K                                                             9

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CHEROKEE BANKING COMPANY

                           Consolidated Balance Sheet

                                 March 31, 2001
                                   (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                             $  1,639,842
Federal funds sold                                                     6,259,000
                                                                    ------------

         Cash and cash equivalents                                     7,898,842

Interest-bearing deposits                                              1,679,000
Investment securities available-for-sale                              13,396,635
Other investments                                                        255,970
Loans, net                                                            24,034,521
Premises and equipment, net                                            2,446,532
Accrued interest receivable and other assets                             359,183
                                                                    ------------

                                                                    $ 50,070,683

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
      Deposits:
         Non-interest bearing                                       $  4,618,352
         Interest bearing                                             38,689,847
                                                                    ------------

         Total deposits                                               43,308,199

      Accrued interest payable and other liabilities                     351,942
                                                                    ------------

         Total liabilities                                            43,660,141
                                                                    ------------

Stockholders' equity:
      Preferred stock, no par value; 2,000,000 shares authorized;
         no shares issued and outstanding                                     --
      Common stock, no par value; 10,000,000 shares authorized;
         738,658 shares issued and outstanding                         7,330,505
      Accumulated deficit                                               (983,856)
      Accumulated other comprehensive income                              63,893
                                                                    ------------

         Total stockholders' equity                                    6,410,542
                                                                    ------------

                                                                    $ 50,070,683
                                                                    ============

See accompanying notes to consolidated financial statements.

                            CHEROKEE BANKING COMPANY

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                                     2001       2000
                                                                                   --------   --------
Interest income:
      Interest and fees on loans                                                   $537,406    154,624
      Interest on federal funds sold                                                 70,167     63,495
      Interest on investment securities                                             265,287    131,346
      Interest on interest-bearing deposits                                          32,145      7,312
                                                                                   --------   --------

      Total interest income                                                         905,005    356,777
                                                                                   --------   --------

Interest expense on deposits                                                        421,542    182,078
                                                                                   --------   --------

      Net interest income                                                           483,463    174,699

Provision for loan losses                                                            63,391     30,158
                                                                                   --------   --------
      Net interest income after provision for loan losses                           420,072    144,541
                                                                                   --------   --------

Other income:
      Service charges on deposit accounts                                            60,591      4,048
      Other operating income                                                         35,143      4,867
                                                                                   --------   --------

                Total other income                                                   95,734      8,915
                                                                                   --------   --------

Other expense:
      Salaries and other personnel expense                                          257,918    168,282
      Net occupancy and equipment expense                                            61,714     47,414
      Other operating expense                                                       166,590    109,762
                                                                                   --------   --------

                Total other expense                                                 486,222    325,458
                                                                                   --------   --------

                Net earnings (loss)                                                $ 29,584   (172,002)
                                                                                   ========   ========

Loss per common share based on weighted average
  outstanding shares of 738,658 in 2001 and 2000:
      Net earnings (loss) per share                                                $   0.04      (0.23)
                                                                                   ========   ========

See accompanying notes to consolidated financial statements.

                            CHEROKEE BANKING COMPANY

                 Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                 2001        2000
                                                               --------    --------
Net income (loss)                                              $ 29,584    (172,002)
                                                               --------    --------

Other comprehensive income:
    Unrealized holding gains (losses) on investment
      securities available-for-sale                              37,323     (58,782)
    Less income tax benefit (expense) related to investment
      securities available-for-sale                             (14,183)     22,337
                                                               --------    --------

         Total other comprehensive income (loss), net of tax     23,140     (36,445)
                                                               --------    --------

      Total comprehensive income (loss)                        $ 52,724    (208,447)
                                                               ========    ========

See accompanying notes to consolidated financial statements.

                            CHEROKEE BANKING COMPANY

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                       2001           2000
                                                                                   -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                               $    29,584       (172,002)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
        Provision for loan losses                                                       63,391         30,158
        Depreciation, amortization and accretion                                        (9,170)        17,166
        Change in:
           Accrued interest receivable and other assets                                 (1,425)       (44,699)
           Accrued interest payable and other liabilities                               16,018         87,736
                                                                                   -----------    -----------

             Net cash provided (used) by operating activities                           98,398        (81,641)
                                                                                   -----------    -----------

Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns
     of investment securities available-for-sale                                     6,310,131          5,602
   Purchases of investment securities available-for-sale                            (5,063,526)    (1,912,997)
   Net change in interest-bearing deposits                                             100,000       (100,000)
   Purchases of other investments                                                      (19,870)       (56,100)
   Net change in loans                                                              (4,578,685)    (2,412,626)
   Purchase of premises and equipment                                                  (15,801)    (1,079,987)
   Proceeds from sale of premises and equipment                                             --            662
                                                                                   -----------    -----------

             Net cash used by investing activities                                  (3,267,751)    (5,555,446)
                                                                                   -----------    -----------

Net cash provided by financing activities:
   Net change in deposits                                                            7,789,559      6,754,513
                                                                                   -----------    -----------

Net change in cash and cash equivalents                                              4,620,206      1,117,426

Cash and cash equivalents at beginning of the period                                 3,278,636      4,726,942
                                                                                   -----------    -----------

Cash and cash equivalents at end of the period                                     $ 7,898,842      5,844,368
                                                                                   ===========    ===========

Noncash investing activities:
   Change in unrealized gain/loss on securities available-for-sale, net of tax     $    23,140        (36,445)

See accompanying notes to consolidated financial statements.

                            CHEROKEE BANKING COMPANY

                          Notes to Financial Statements


(1)   Organization
      ------------

      Cherokee Banking Company (the Company), a bank holding company, owns 100% of the outstanding common stock of Cherokee Bank, N.A. (the Bank), which operates in the Canton, Georgia area. The Bank opened for business on July 26, 1999.

      The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of a full year's operations.

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

Item 2.

                            CHEROKEE BANKING COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2001 and 2000

Financial Condition

     Total assets at March 31, 2001 were $50,070,683 representing a $7,872,484 (19%) increase from December 31, 2000. Deposits increased $7,789,559 (22%) from December 31, 2000. Loans increased $4,515,294 (23%). The allowance for loan losses at March 31, 2001 totaled $307,765, representing 1.26% of total loans compared to December 31, 2000 totals of $246,951, which represented 1.25% of total loans. Cash and cash equivalents increased $4,620,206 from December 31, 2000.

Results of Operations

     For the three months ended March 31, 2001, the Bank's net interest spread was 4.42%, while net interest margin, which considers the effect of non-interest bearing deposits, was 4.68%.

     Net income for the three months ended March 31, 2001 was $29,584, compared to a net loss of $172,002 for the same period for 2000. The increase in net loss was primarily associated with an increase in net interest income ($308,764) as well as an increase in non-interest income ($86,819). These increases were offset by $160,764 in additional other expenses.

     For the three months ended March 31, 2001, the Bank's yield on earning assets was 8.76% while the cost of funding sources was 4.34%. While net interest spread was 4.42%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.68%, an increase of 106 basis points as compared to the same period in the prior year. Net interest margin is higher than the prior year as the ratio of loans to total assets increased significantly. Net interest income in the aggregate increased for the three months ended March 31, 2001, over the same period for 2000 primarily due to the volume of interest-earnings assets and interest-bearing liabilities. Management monitors the rate sensitivity of interest-earnings assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     Other income increased approximately $86,819 for the three months ended March 31, 2001, compared to the same period for 2000. This increase was primarily associated with an increase in service charges on deposit accounts of approximately $56,543 related to an increase in the number of accounts.

     Other expense increased approximately $160,764 for the three months ended March 31, 2001, compared to the same period for 2000, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business.

Capital

     The following tables present Cherokee Bank's regulatory capital position at March 31, 2001:

      Risk-Based Capital Ratios
      -------------------------

      Tier 1 Tangible Capital, Actual                      16.98%
      Tier 1 Tangible Capital minimum requirement           4.00%
                                                          ------

      Excess                                               12.98%
                                                          ======

      Total Capital, Actual                                18.00%
      Total Capital minimum requirement                     8.00%
                                                          ------

      Excess                                               10.00%
                                                          ======


      Leverage Ratio
      --------------

      Tier 1 Tangible Capital to adjusted total assets
         ("Leverage Ratio")                                11.28%
      Minimum leverage requirement                          4.00%
                                                          ------

      Excess                                                7.28%
                                                          ======

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security  Holders
         ----------------------------------------------------
         (a) The 2001 Annual Meeting of Shareholders was held on April 30, 2001.

         (b) Election of Directors

             The following directors will serve until the 2002 Annual Meeting of Shareholders: Wanda P. Roach, A.R. Roberts, III, Donald F. Stevens and Edwin I. Swords. The following directors will serve until the 2003 Annual Meeting of Shareholders: Dennis W. Burnette, William L. Early and Albert L. Evans.

             The following are the results of the votes cast by shareholders present at the 2001 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2004 Annual Meeting of Shareholders:

                                                    For           Withhold
                                                    ---           --------

                      J. Calvin Hill, Jr.         573,548            900
                      Roger M. Johnson            573,648            800
                      J. David Keller             571,648          2,800


Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHEROKEE BANKING COMPANY




      Date:  May 10,2001               By:  /s/ Dennis W. Burnette
            ---------------               ------------------------------------
                                            Dennis W. Burnette
                                            President, Chief Executive Officer
                                            and Director



      Date:  May 10, 2001              By: /s/ A.R. Roberts, III
            ---------------               ------------------------------------
                                            A.R. Roberts, III
                                            Chief Financial Officer, Chief
                                            Operations Officer and Director