Form 10QSB
period 2001-06-30
CHEROKEE BANKING CO
filed 2001-08-10
CIK 1077535

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________________ to

                   Commission file number        000-30511
                                             ------------------

                            Cherokee Banking Company
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                      6711                                58-2432974
----------------------------------------      ----------------------------      ------------------------------------
   (State of Jurisdiction of                  (Primary Standard Industrial      (I.R.S. Employer Identification No.)
   Incorporation or organization)             Classification Code Number)

   1275 Riverstone Parkway
   Canton, Georgia                                                                             30114
----------------------------------------                                        ------------------------------------
(Address of principal executive offices)                                                    (Zip Code)


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

                                YES    XX     NO
                                     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   738,658 shares of common stock, no par value per share, issued and outstanding as of July 31, 2001.

   Transitional Small Business Disclosure Format (check one): YES      NO XX
                                                                  ---     ---

                            CHEROKEE BANKING COMPANY

                                     INDEX

                                                                                          Page No.
                                                                                          --------
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements.........................................................  3

              Consolidated Balance Sheet (unaudited) at June 30, 2001......................  3

              Consolidated Statement of Operations (unaudited) for the Three Months and the Six Months Ended June 30, 2001 and 2000............................  4

              Consolidated Statement of Comprehensive Income (unaudited) for the Six
                Months Ended June 30, 2001 and 2000........................................  5

              Consolidated Statement of Cash Flows (unaudited) for the Six
                Months Ended June 30, 2001 and 2000........................................  6

              Notes to Consolidated Financial Statements (unaudited).......................  7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................  8

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings............................................................ 10

   Item 2.    Changes in Securities........................................................ 10

   Item 3.    Defaults Upon Senior Securities.............................................. 10

   Item 4.    Submission of Matters to a Vote of Security Holders.......................... 10

   Item 5.    Other Information............................................................ 10

   Item 6.    Exhibits and Reports on Form 8-K............................................. 10




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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CHEROKEE BANKING COMPANY

                          Consolidated Balance Sheet

                                 June 30, 2001
                                  (Unaudited)

                                    Assets
                                    ------

Cash and due from banks                                          $ 2,427,333
Federal funds sold                                                 7,925,000
                                                                 -----------

     Cash and cash equivalents                                    10,352,333

Interest bearing deposits                                            788,000
Investment securities available for sale                          14,043,258
Other investments                                                    255,900
Loans, net                                                        27,874,900
Premises and equipment, net                                        2,431,556
Accrued interest receivable and other assets                         336,732
                                                                 -----------

                                                                 $56,082,679
                                                                 ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
   Deposits:
     Demand                                                      $ 5,671,741
     Money market and NOW accounts                                20,268,474
     Savings                                                       1,287,351
     Time                                                         21,770,245
                                                                 -----------

     Total deposits                                               48,997,811

   Accrued interest payable and other liabilities                    548,879
                                                                 -----------

     Total liabilities                                            49,546,690
                                                                 -----------

Stockholders' equity:
   Common stock, no par value; authorized
     10,000,000 shares; 738,658 issued and outstanding             7,330,505
   Accumulated deficit                                              (881,310)
   Accumulated other comprehensive income                             86,794
                                                                 -----------

     Total stockholders' equity                                    6,535,989
                                                                 -----------

                                                                 $56,082,679
                                                                 ===========




See accompanying notes to consolidated financial statements.

                           CHEROKEE BANKING COMPANY

                     Consolidated Statements of Operations

     For the Three Months and the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)



                                                                Three Months             Six Months
                                                               Ended June 30            Ended June 30
                                                         -----------------------   ------------------------
                                                           2001           2000        2001           2000
                                                         --------       --------   ---------       --------
Interest income:
     Interest and fees on loans                          $666,814        241,990   1,204,220        396,614
     Investment securities                                228,769        174,274     494,056        305,620
     Interest on federal funds sold                        72,805         86,319     142,972        149,814
     Interest on deposits with other banks                 18,753         13,198      50,898         20,510
                                                         --------       --------   ---------       --------

     Total interest income                                987,141        515,781   1,892,146        872,558
                                                         --------       --------   ---------       --------

Interest expense on deposits                              440,439        284,176     861,981        466,254
                                                         --------       --------   ---------       --------

     Net interest income                                  546,702        231,605   1,030,165        406,304

Provision for loan losses                                  58,073         61,940     121,464         92,098
                                                         --------       --------   ---------       --------
     Net interest income after provision
      for loan losses                                     488,629        169,665     908,701        314,206
                                                         --------       --------   ---------       --------

Other income:
     Service charges on deposit accounts                   74,162         16,878     134,753         20,926
     Other operating income                                69,222         18,365     104,365         23,232
                                                         --------       --------   ---------       --------

          Total other income                              143,384         35,243     239,118         44,158
                                                         --------       --------   ---------       --------

Other expense:
     Salaries and other personnel expense                 281,048        206,271     538,966        374,553
     Net occupancy and equipment expense                   61,510         52,604     123,224        100,018
     Other operating expense                              186,916        136,994     353,506        246,756
                                                         --------       --------   ---------       --------

          Total other expense                             529,474        395,869   1,015,696        721,327
                                                         --------       --------   ---------       --------

          Net earnings (loss)                            $102,539       (190,961)    132,123       (362,963)
                                                         ========       ========   =========       ========

Net earnings (loss) per common share based on average
  outstanding shares of 738,658 in 2001 and 2000         $   0.14          (0.26)       0.18          (0.49)
                                                         ========       ========   =========       ========




See accompanying notes to consolidated financial statements.

                            CHEROKEE BANKING COMPANY

                Consolidated Statements of Comprehensive Income

                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)




                                                              2001       2000
                                                            --------   --------

Net earnings (loss)                                         $132,123   (362,963)
                                                            --------   --------

Other comprehensive income:
 Unrealized holding gains (losses) on investment
   securities available-for-sale                              74,271    (85,055)
 Less income tax (expense) benefit related to investment
   securities available-for-sale                             (28,223)    32,321
                                                            --------   --------

     Total other comprehensive income (loss), net of tax      46,048    (52,734)
                                                            --------   --------


   Total comprehensive income (loss)                        $178,171   (415,697)
                                                            ========   ========




See accompanying notes to consolidated financial statements.

                            CHEROKEE BANKING COMPANY

                     Consolidated Statements of Cash Flows

                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)




                                                                                2001          2000
                                                                            -----------   -----------
Cash flows from operating activities:
  Net earnings (loss)                                                       $   132,123      (362,963)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
     Provision for loan losses                                                  121,464        92,098
     Depreciation, amortization and accretion                                    23,969        43,584
     Change in:
       Accrued interest receivable and other assets                              (7,197)     (104,300)
       Accrued interest payable and other liabilities                           227,138       240,754
                                                                            -----------   -----------

        Net cash provided (used) by operating activities                        497,497       (90,827)
                                                                            -----------   -----------

Cash flows from investing activities:
  Proceeds from sales, maturities and paydowns
   of investment securities held to maturity                                  4,689,956       517,825
  Purchases of investment securities available for sale                      (4,048,930)   (5,381,377)
  Net change in interest bearing deposits                                       991,000    (1,390,000)
  Purchase of other investments                                                 (19,800)      (56,100)
  Change in loans                                                            (8,477,137)   (7,258,010)
  Purchase of premises and equipment                                            (38,060)   (1,222,082)
                                                                            -----------   -----------

        Net cash used by investing activities                                (6,902,971)  (14,789,744)
                                                                            -----------   -----------

Cash flows from financing activities consisting of net
  change in deposits                                                         13,479,171    16,985,017
                                                                            -----------   -----------

Net change in cash and cash equivalents                                       7,073,697     2,104,446

Cash and cash equivalents at beginning of the period                          3,278,636     4,726,942
                                                                            -----------   -----------

Cash and cash equivalents at end of the period                              $10,352,333     6,831,388
                                                                            ===========   ===========

Noncash investing activities:
  Change in unrealized loss on securities available for sale, net of tax    $    46,048       (52,734)

Supplemental cash flow information:
  Cash paid for interest                                                    $   698,488       223,484




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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results of a full year's operations.

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

Item 2.
                           CHEROKEE BANKING COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                For the Six Months Ended June 30, 2001 and 2000

Financial Condition

   Total assets at June 30, 2001 were $56,083,000 representing a $13,885,000 (33%) increase from December 31, 2000. Deposits increased $13,479,000 (38%) from December 31, 2000. Net loans outstanding increased $8,356,000 (43%) over year-end 2000. The allowance for loan losses at June 30, 2001 totaled $367,000, representing 1.32% of total loans at June 30, 2001 compared to the December 31, 2000 total of $247,000, which represented 1.27% of total loans. Cash and cash equivalents at June 30, 2001 increased $7,074,000 from December 31, 2000.

   There were no loans which were considered nonperforming at June 30, 2001.

Results of Operations

   Net income for the six months ended June 30, 2001 was $132,000 compared to a net loss of $363,000 for the six months ended June 30, 2000. Net income for the three months ended June 30, 2001 was $103,000 compared to a net loss of $191,000 for the three months ended June 30, 2000. These improvements in earnings are the result of the continued growth of the Bank.

   Interest income was $1,892,000 for the six months ended June 30, 2001 compared to $873,000 for the six months ended June 30, 2000. Interest income was $987,000 for the three months ended June 30, 2001 compared to $516,000 for the three months ended June 30, 2000. These increases in interest income were due to an increase in average asset balances outstanding.

   Interest expense was $862,000 for the six months ended June 30, 2001 compared to $466,000 for the six months ended June 30, 2000. Interest expense was $440,000 for the three months ended June 30, 2001 compared to $284,000 for the three months ended June 30, 2000. These increases in interest expense were due to an increase in average deposit balances outstanding.

   The provision for loan losses was $121,000 for the six months ended June 30, 2001 and was $92,000 for the same period in 2000. The provision for loan losses was $58,000 for the three months ended June 30, 2001 compared to $62,000 for the three months ended June 30, 2000. Management continues to provide for possible loan losses as its loan portfolio continues to grow. Management believes that the provision and allowance are adequate and appropriate based on its current loan portfolio.

   Other income increased $195,000 for the six months ended June 30, 2001 compared to the same period in 2000 and increased $108,000 for the three months ended June 30, 2001 compared to 2000. These increases are the result of the continued growth of the Bank.

   Other expense increased $294,000 or 41% during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Other expense increased $134,000 or 34% during the three months ended June 30, 2001 compared to the three months ended June 30, 2000. These increases were the result of increases in salary and personnel expenses as the Bank is now fully staffed.

Item 2.
                            CHEROKEE BANKING COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, continued

                For the Six Months Ended June 30, 2001 and 2000


Capital

   The following tables present Cherokee Banking Company's regulatory capital position at June 30, 2001:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                   15.04%
   Tier 1 Tangible Capital minimum requirement        4.00%
                                                     -----

   Excess                                            11.04%
                                                     =====

   Total Capital, Actual                             16.11%
   Total Capital minimum requirement                  8.00%
                                                     -----

   Excess                                             8.11%
                                                     =====


   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                                9.96%
   Minimum leverage requirement                       4.00%
                                                     -----

   Excess                                             5.96%
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

Item 4.  Submission of Matters to a Vote of Security Holders

   At the Company's Annual Meeting of Shareholders held on April 30, 2001, security holders elected J. Calvin Hill, Jr. (votes for: 573,548; votes withheld: 900), Roger M. Johnson (votes for: 573,648; votes withheld: 800), and
J. David Keller (votes for: 571,648; votes withheld: 2,800) as members of the Board until their terms expire at the 2004 Annual Meeting. The total number of shares represented in person or by proxy at the April 30, 2001 meeting was 574,448 of the 738,658 shares eligible to vote in the election of directors. No other matters were submitted for a vote during the three-month period ending June 30, 2001 to which this Report on Form 10QSB relates.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
         None

    (b)  Reports on Form 8-K
         None

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHEROKEE BANKING COMPANY




   Date: August 10, 2001              By:/s/ Dennis W. Burnette
                                         ---------------------------------------
                                         Dennis W. Burnette
                                         President, Chief Executive Officer and
                                         Director



   Date: August 10, 2001              By:/s/ A.R. Roberts, III
                                         ---------------------------------------
                                         A.R. Roberts, III
                                         Chief Financial Officer, Chief
                                         Operations Officer and Director