Form 10QSB
period 2001-09-30
CHEROKEE BANKING CO
filed 2001-11-13
CIK 1077535

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from ________ to

                   Commission file number     000-30511
                                         ------------------

                           Cherokee Banking Company
                           ------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                       6711                   58-2432974
 ------------------------------ ---------------------------- -------------------
 (State of Jurisdiction of      (Primary Standard Industrial  (I.R.S. Employer
 Incorporation or organization)  Classification Code Number) Identification No.)

1275 Riverstone Parkway
Canton, Georgia                                                     30114
------------------------------------                         -------------------
(Address of principal executive                                   (Zip Code)
offices)

                                  770-479-3400
                                  ------------
                               ( Telephone Number)


                                 Not Applicable
                                 --------------
                          ( Former name, former address
                             and former fiscal year,
                          if changed since last report)

      Check whether the issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES XX   NO
                                     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 738,658 shares of common stock, no par value per share, issued and outstanding as of November 9, 2001.

      Transitional Small Business Disclosure Format (check one):  YES    NO  XX
                                                                     ----   ----

                           CHEROKEE BANKING COMPANY

                                     INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I             FINANCIAL INFORMATION

      Item 1.      Financial Statements                                                                   3

                   Consolidated Balance Sheet (unaudited) at September 30, 2001                           3

                   Consolidated Statements of Operations (unaudited) for the Three Months
                     and the Nine Months Ended September 30, 2001 and 2000                                4

                   Consolidated Statements of Comprehensive Income (unaudited) for the Nine
                     Months Ended September 30, 2001 and 2000                                             5

                   Consolidated Statements of Cash Flows (unaudited) for the Nine
                     Months Ended September 30, 2001 and 2000                                             6

                   Notes to Consolidated Financial Statements (unaudited)                                 7

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                8

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                      10

      Item 2.      Changes in Securities                                                                  10

      Item 3.      Defaults Upon Senior Securities                                                        10

      Item 4.      Submission of Matters to a Vote of Security Holders                                    10

      Item 5.      Other Information                                                                      10

      Item 6.      Exhibits and Reports on Form 8-K                                                       10

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

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CHEROKEE BANKING COMPANY

                          Consolidated Balance Sheet

                              September 30, 2001
                                  (Unaudited)

                                    Assets
                                    ------
Cash and due from banks                                                       $ 2,243,523
Federal funds sold                                                              5,096,000
                                                                              -----------

         Cash and cash equivalents                                              7,339,523

Interest bearing deposits                                                         599,000
Investment securities available-for-sale                                       21,929,406
Other investments                                                                 255,900
Loans, net                                                                     28,752,305
Premises and equipment, net                                                     3,006,764
Other assets                                                                      441,000
                                                                              -----------

                                                                              $62,323,898
                                                                              ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
      Deposits:
         Demand                                                               $ 6,539,002
         Money market and NOW accounts                                         24,316,889
         Savings                                                                1,445,818
         Time                                                                  22,515,167
                                                                              -----------

         Total deposits                                                        54,816,876

      Other liabilities                                                           736,188
                                                                              -----------

         Total liabilities                                                     55,553,064
                                                                              -----------

Stockholders' equity:
      Common stock, no par value; authorized
         10,000,000 shares; 738,658 shares issued and outstanding               7,330,505
      Accumulated deficit                                                        (774,427)
      Accumulated other comprehensive income                                      214,756
                                                                              -----------

         Total stockholders' equity                                             6,770,834
                                                                              -----------

                                                                              $62,323,898
                                                                              ===========

See accompanying notes to unaudited consolidated financial statements.

                           CHEROKEE BANKING COMPANY

                     Consolidated Statements of Operations

  For the Three Months and the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)


                                                                Three Months                        Nine Months
                                                             Ended September 30                 Ended September 30
                                                             ------------------                 ------------------

                                                            2001             2000               2001            2000
                                                            ----             ----               ----            ----
Interest income:
         Interest and fees on loans                   $   678,521         362,114          1,882,741         758,728
         Investment securities                            259,424         236,127            753,480         541,747
         Interest on federal funds sold                    65,947         113,661            208,919         263,475
         Interest on deposits with other banks              9,724          31,311             60,622          51,821
                                                      -----------       ---------        -----------     -----------

         Total interest income                          1,013,616         743,213          2,905,762       1,615,771
                                                      -----------       ---------        -----------     -----------

Interest expense on deposits                              467,359         432,810          1,329,340         899,064
                                                      -----------       ---------        -----------     -----------

         Net interest income                              546,257         310,403          1,576,422         716,707

Provision for loan losses                                  31,138          57,171            152,602         149,269
                                                      -----------       ---------        -----------     -----------
         Net interest income after provision
           for loan losses                                515,119         253,232          1,423,820         567,438
                                                      -----------       ---------        -----------     -----------

Other income:
         Service charges on deposit accounts               80,677          26,383            215,430          47,309
         Other operating income                            53,566          34,489            157,931          57,721
                                                      -----------       ---------        -----------     -----------
                  Total other income                      134,243          60,872            373,361         105,030
                                                      -----------       ---------        -----------     -----------

Other expense:
         Salaries and other personnel expense             278,850         206,294            817,816         580,847
         Net occupancy and equipment expense               58,107          52,404            181,331         152,422
         Other operating expense                          205,515         139,657            559,021         386,413
                                                      -----------       ---------        -----------     -----------

                  Total other expense                     542,472         398,355          1,558,168       1,119,682
                                                      -----------       ---------        -----------     -----------

                  Net earnings (loss)                 $   106,890         (84,251)           239,013        (447,214)
                                                      ===========       =========        ===========     ===========

Net earnings (loss) per common share based on
     average outstanding shares of 738,658
     in 2001 and 2000                                 $      0.14           (0.11)              0.32          (0. 61)
                                                      ===========       =========        ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                           CHEROKEE BANKING COMPANY

                Consolidated Statements of Comprehensive Income

             For the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)


                                                                               2001              2000
                                                                               ----              ----
Net earnings (loss)                                                        $  239,013         (447,214)
                                                                           ----------       ----------

Other comprehensive income (loss):
    Unrealized holding gains (losses) on investment
      securities available for sale                                           280,650           (9,074)
    Income tax (expense) benefit related to investment
      securities available for sale                                          (106,647)           3,447
                                                                           ----------       ----------

         Total other comprehensive income (loss), net of tax                  174,003           (5,627)
                                                                           ----------       ----------


      Total comprehensive income (loss)                                    $  413,016         (452,841)
                                                                           ==========       ==========

See accompanying notes to unaudited consolidated financial statements.

                           CHEROKEE BANKING COMPANY

                     Consolidated Statements of Cash Flows

             For the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)


                                                                                            2001                  2000
                                                                                            ----                  ----
Cash flows from operating activities:
   Net income (loss)                                                                $    239,013              (447,214)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
        Provision for loan losses                                                        152,602               149,269
        Depreciation, amortization and accretion                                          58,531                57,756
        Change in:
           Other assets                                                                  (83,242)             (258,334)
           Other liabilities                                                             307,800               323,048
                                                                                    ------------          ------------

             Net cash provided (used) by operating activities                            674,704              (175,475)
                                                                                    ------------          ------------

Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns
     of investment securities held to maturity                                         4,689,956               728,097
   Purchases of investment securities available for sale                             (11,725,996)           (7,839,920)
   Net change in interest bearing deposits                                             1,180,000             1,579,000
   Purchases of other investments                                                        (19,800)              (56,100)
   Net change in loans                                                                (9,385,980)          (11,831,694)
   Purchase of premises and equipment                                                   (650,533)           (1,293,798)
   Proceeds from sale of premises and equipment                                                -                   662
                                                                                    ------------          ------------

             Net cash used by investing activities                                   (15,912,053)          (21,871,753)
                                                                                    ------------          ------------

Cash flows from financing activities consisting of
   net change in deposits                                                             19,298,236            23,862,752
                                                                                    ------------          ------------

Net change in cash and cash equivalents                                                4,060,887             1,815,524

Cash and cash equivalents at beginning of the period                                   3,278,636             4,726,942
                                                                                    ------------          ------------

Cash and cash equivalents at end of the period                                      $  7,339,523             6,471,384
                                                                                    ============          ============

Noncash investing activities:
   Change in unrealized gain/loss on securities available for sale, net of tax      $    174,003                (5,627)

Supplemental cash flow information:
   Cash paid for interest                                                           $  1,072,841               581,153

See accompanying notes to unaudited consolidated financial statements.

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

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results of a full year's operations.

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

Item 2.
                           CHEROKEE BANKING COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

             For the Nine Months Ended September 30, 2001 and 2000

Financial Condition

      Total assets at September 30, 2001 were $62,324,000 representing a $20,126,000 (48%) increase from December 31, 2000. Deposits increased $19,298,000 (54%) from December 31, 2000. Net loans outstanding increased $9,233,000 (47%) over year-end 2000. Cash and cash equivalents at September 30, 2001 increased $4,061,000 from December 31, 2000.

      Loans represented 46% of total assets as of both September 30, 2001 and December 31, 2001. Investment securities available for sale represented 35% of total assets as of both September 30, 2001 and December 31, 2001.

      There were no loans which were considered nonperforming at September 30, 2001.

Results of Operations

      For the nine months ended September 30, 2001, net interest income was $1,576,000 compared to $717,000 for the same period in 2000. For the three months ended September 30, 2001, net interest income was $546,000 compared to $310,000 for the same period in 2000. These increases in net interest income are due to the increase in average assets outstanding in 2001 compared to 2000.

      The Bank provided $153,000 and $149,000 for potential loan losses for the nine months ended September 30, 2001 and 2000, respectively, in management's efforts to maintain the allowance for loan losses at an appropriate level.

      Other operating income was $373,000 for the nine months ended September 30, 2001 compared to $105,000 for the same period in 2000. Other operating income was $134,000 for the three months ended September 30, 2001 compared to $61,000 for the same period in 2000. Other operating income consists mainly of services charges on deposit accounts and other fee income. These increases are also due to the increase in the volume of business of the Bank.

      Other operating expense totaled $1,558,000 for the nine months ended September 30, 2001 compared to $1,120,000 for the same period in 2000. Other operating expense totaled $542,000 for the three months ended September 30, 2001 compared to $398,000 for the same period in 2000. The increase of 39% during the nine month period and 36% during the three month period were due to increased operations of the Bank, including increased salary and benefits expenses.

Capital

      The following tables present the Bank's regulatory capital position at September 30, 2001:

      Risk-Based Capital Ratios
      -------------------------

      Tier 1 Tangible Capital, Actual                                                           14.24%
      Tier 1 Tangible Capital minimum requirement                                                4.00%
                                                                                               ------

      Excess                                                                                    10.24%
                                                                                                =====

      Total Capital, Actual                                                                     15.22%
      Total Capital minimum requirement                                                          8.00%
                                                                                               ------

      Excess                                                                                     7.22%
                                                                                                =====


      Leverage Ratio
      --------------

      Tier 1 Tangible Capital to adjusted total assets
         ("Leverage Ratio")                                                                      8.98%
      Minimum leverage requirement                                                               4.00%
                                                                                               ------

      Excess                                                                                     4.98%
                                                                                               ======

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

     (a)   Exhibits:
           None.

     (b)   Reports on Form 8-K:
           None.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CHEROKEE BANKING COMPANY




   Date: November 13, 2001   By: /s/ Dennis W. Burnette
                                 ----------------------------------------------
                                 Dennis W. Burnette
                                 President, Chief Executive Officer and Director




   Date: November 13, 2001   By: /s/ A.R. Roberts, III
                                 ----------------------------------------------
                                 A.R. Roberts, III
                                 Chief Financial Officer, Chief Operations
                                  Officer and Director