Form 10KSB
period 2001-12-31
CHEROKEE BANKING CO
filed 2002-03-29
CIK 1077535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2001
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to _________

     Commission file number    000-30511
                            ---------------

                            CHEROKEE BANKING COMPANY
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             GEORGIA                                      58-2432974
--------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

1275 RIVERSTONE PARKWAY, CANTON, GEORGIA                     30114
----------------------------------------                    --------
(Address of Principal Executive Offices)                   (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:   NONE.
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK, NO
                                                                ----------------
                                                                      PAR VALUE.
                                                                      ----------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  past  90  days. Yes  X    No
                                                                  ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $4,597,568
                                                                  ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified  date  within  the  past  60 days:  $5,464,181 AS OF FEBRUARY 28, 2002
                                              ----------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 738,658 AS OF MARCH 15, 2002
                                                   ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on April 29, 2002, are incorporated by reference into
Part III.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                                TABLE OF CONTENTS


PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
   ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . .    1
   ITEM 2.  DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . .   13
   ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .   13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .   13
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . .   13
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .   14
   ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .   14
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . .  14
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT . . .  14
   ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .  14
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .  15
   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . . . . . . . . .  15

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cherokee Banking Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend,' "plan," "believe," "seek,' "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     -    The effects of future economic conditions;

     - Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     - The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

     - The effects of competition from other financial institutions and financial service providers operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

     - The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

                            CHEROKEE BANKING COMPANY

     The Company was incorporated as a Georgia corporation on October 9, 1998, and became a bank holding company by acquiring all of the issued and outstanding common stock of Cherokee Bank, N.A., located in Canton, Georgia (the "Bank"). The Bank is the only subsidiary of the Company.

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving Cherokee County, many of which have equal or greater financial or banking-related resources than the Company or the Bank. Cherokee County is currently served by at least 13 other bank and thrift institutions through 41 branch locations. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors are Regions Bank, Wachovia (through its acquisition of the Bank of Canton), and Synovus Financial Corp.

LOAN  PORTFOLIO

     LENDING POLICY. The Bank aggressively seeks creditworthy borrowers within its primary service area. Currently, the Bank's loan portfolio is comprised of:

          LOAN CLASSIFICATION               PERCENTAGE
          -------------------               ----------

          Real estate-related loans                34%

          Commercial loans                         53%

          Consumer loans                           13%

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

     LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

     -    15% of the Bank's capital and surplus; or

     - 25% of its capital and surplus if the excess over 15% is within federal guidelines, which provides an exception to the 15% limit for debt secured by readily marketable collateral, as defined by OCC regulations.

     The Bank complies with the statutory lending limits, as described above. The Bank's legal lending limits will increase or decrease as the Bank's capital increases or decreases as a result of, among other reasons, its earnings or losses. The Bank will continue to sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.

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

     Approximately 60% of the Bank's real estate loans have interest rate terms that are variable or carry a term of 12 months or less. Additionally, the terms of the Bank's real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder's ability to sell the home to a buyer, the buyer's ability to obtain permanent financing and the construction project's ability to produce income in the interim.

     COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small- to medium-size businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank's commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank's commercial loans, approximately 26% are adjustable-rate loans or mature within one year, 52% have maturities extending beyond 12 months but less than 60 months and 24% have maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

                                    EMPLOYEES

     At December 31, 2001, the Bank employed 26 full-time equivalent employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

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

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

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

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     -    Banking or managing or controlling banks; and

     - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring accounts receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing personal or real property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust company functions;

     -    Financial and investment advisory activities;

     -    Conducting discount securities brokerage activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing specified management consulting and counseling activities;

     -    Performing selected data processing services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing selected insurance underwriting activities.

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending, trust and other banking activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing financial, investment, or advisory services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting, dealing in or making a market in securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant banking through securities or insurance affiliates; and

     -    Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to difference categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and
as needed if our rating is less than satisfactory.   Additionally, we must
publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank's last CRA examination occurred in July of 2001. In connection with this examination the Bank received a "satisfactory" rating.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to the:

     - Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001, our ratio of total capital to risk-weighted assets was 18.3% and our ratio of Tier 1 Capital to risk-weighted assets was 17.3%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 12.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Cherokee Bank, N.A.-Prompt Corrective Action."

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

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Cherokee Bank, N.A.-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a bank's loans or extensions of credit to affiliates;

     -    a bank's investment in affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures, and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

                        SELECTED STATISTICAL INFORMATION

     The selected statistical information required by Item 1 is included in the Company's Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     The Bank is located at 1275 Riverstone Parkway, Canton, Georgia, which is part of the new Riverstone Plaza Development near Interstate 575. Riverstone Parkway is also Georgia Business Highway 5-one of the major thoroughfares through Cherokee County and the city of Canton. Because the Bank is easily accessible from Interstate 575, our location allows us to reach small business customers throughout Cherokee County and consumers traveling to Riverstone Plaza, a major retail area in Cherokee County and the primary destination point in the market. The Bank's primary facility, which is also the location of the Company's executive offices, is a 7,800 square foot building with three drive-up
lanes and one drive-up ATM.   The facility was completed in February 2000 and
was financed by the Company's initial capitalization of the Bank. As a result, the property is free from any mortgage liens or encumbrances.

     In July 2001, the Bank purchased 2 acres of land at 3595 Marietta Highway, Canton, Georgia for the purpose of constructing a full-service branch facility. The land was purchased for an aggregate amount of $600,000 and is owned by the Bank free and clear of any mortgage or debt obligation. In June 2002, the Bank intends to open a temporary facility with approximately 2,000 square feet. The purchase price of the temporary facility and related furnishings is estimated to be $200,000. The temporary facility will be replaced by a permanent branch facility, which is expected to be opened in 2004.

     Other than the Bank facility described in the preceding paragraph and the real estate-related loans funded by the Bank previously described in "Item 1. Description of Business-Cherokee Bank, N.A.-Loan Portfolio," the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


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

     (b)     No sales of Company securities were made during 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 7.     FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders, and are incorporated herein by reference:

     -    Report of Independent Certified Public Accountants

     -    Financial Statements:

          1.   Consolidated Balance Sheets dated as of December 31, 2001 and
               2000.

          2. Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000.

          3. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001 and 2000.

          4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001 and 2000.

          5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000.

          6.   Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2002, under the headings "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.


ITEM  10.  EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2002, under the heading "Compensation of Executive Officers and Directors" and are incorporated herein by reference.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2002, under the heading "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 29, 2002, under the headings "Certain Relationships and Related Transactions" and "Compensation of Executive Officers and Directors" and are incorporated herein by reference.


ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)  Exhibits

     Exhibit
     Number    Exhibit
     ------    -------
     3.1       Articles of Incorporation(1)
     3.2       Bylaws(1)
     4.1       See Articles of Incorporation at Exhibit 3.1 and Bylaws at
               Exhibit 3.2
     10.1      Purchase and Sale Agreement (main office property), dated
               December 11, 1998(1)
     10.2*     Employment Agreement, dated as of January 1, 1999, among
               Cherokee Bank, N.A. , Cherokee Banking Company and Dennis W.
               Burnette(1)
     10.3      Form of Cherokee Banking Company Organizers' Warrant Agreement(1)
     10.4      Escrow Agreement, dated as of April 1, 1999, among Cherokee
               Banking Company and The Bankers Bank(1)
     10.5      Construction Agreement dated September 29, 1999 by and between
               Cherokee Banking Company, Inc. and W. H. Bass, Inc.(2)
     10.6      Cherokee Banking Company 2001 Stock Option Plan and Form of Stock
               Option Award(3)
     10.7      Lot/Land Purchase and Sale Agreement dated April 18, 2001 by and between Cherokee Bank, N.A. and Davis Holding Company, Inc.
     13.1      2001 Annual Report sent to security holders of Cherokee Banking
               Company
     22.1      Subsidiaries of Cherokee Banking Company(2)
     24.1      Power of Attorney (appears on the signature pages to this Annual
               Report on 10-KSB)

----------------
*    Compensatory plan or arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-71571, filed March 18, 1999.
(2) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 23, 2000.
(3) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed April 2, 2001.

(b)     Reports on Form 8-K filed in the fourth quarter of 2001:  None.

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

                                Date:   March 20, 2002


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

Signature                               Title                                   Date
---------                               -----                                   ----

/s/ Dennis W. Burnette        President and Chief Executive Officer,
---------------------------   Director (Principal Executive Officer)        March 20, 2002
Dennis W. Burnette

/s/ William L. Early          Director                                      March 20, 2002
---------------------------
William L. Early

/s/ Albert L. Evans, Jr.      Director                                      March 20, 2002
---------------------------
Albert L. Evans, Jr.

/s/ J. Calvin Hill, Jr.       Director                                      March 20, 2002
---------------------------
J. Calvin Hill, Jr.


Signature                               Title                                   Date
---------                               -----                                   ----

/s/ Roger M. Johnson          Director                                      March 20, 2002
---------------------------
Roger M. Johnson

/s/ J. David Keller           Director                                      March 20, 2002
---------------------------
J. David Keller

/s/ Wanda P. Roach            Director                                      March 20, 2002
---------------------------
Wanda P. Roach
                              Secretary, Director
/s/ A. R. Roberts, III        (Principal Financial and Accounting Officer)  March 20, 2002
---------------------------
A. R. Roberts, III

/s/ Donald F. Stevens         Director                                      March 20, 2002
---------------------------
Donald F. Stevens

/s/ Edwin I. Swords, III      Director                                      March 20, 2002
---------------------------
Edwin I. Swords, III

                                  EXHIBIT INDEX
                                  -------------

     Exhibit
     Number    Exhibit
     ------    -------
     3.1       Articles of Incorporation(1)

     3.2       Bylaws(1)

     4.1       See Articles of Incorporation at Exhibit 3.1 and Bylaws at
               Exhibit 3.2

     10.1 Purchase and Sale Agreement (main office property), dated December 11, 1998(1)

     10.2* Employment Agreement, dated as of January 1, 1999, among Cherokee Bank, N.A. , Cherokee Banking Company and Dennis W. Burnette(1)

     10.3      Form of Cherokee Banking Company Organizers' Warrant Agreement(1)

     10.4 Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking Company and The Bankers Bank(1)

     10.5 Construction Agreement dated September 29, 1999 by and between Cherokee Banking Company, Inc. and W. H. Bass, Inc.(2)

     10.6 Cherokee Banking Company 2001 Stock Option Plan and Form of Stock Option Award(3)

     10.7 Lot/Land Purchase and Sale Agreement dated April 18, 2001 by and between Cherokee Bank, N.A. and Davis Holding Company, Inc.

     13.1      2001 Annual Report sent to security holders of Cherokee Banking
               Company

     22.1      Subsidiaries of Cherokee Banking Company(2)

     24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)

----------------
*    Compensatory plan or arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-71571, filed March 18, 1999.

(2) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 23, 2000.

(3) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed April 2, 2001.