Form 10QSB
period 2002-03-31
CHEROKEE BANKING CO
filed 2002-05-15
CIK 1077535

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from          to
                                             ----------  ---------

                      Commission file number   000-30511
                                             -------------

                            Cherokee Banking Company
                            ------------------------
             (Exact name of registrant as specified in its charter)

     Georgia                           6711                     58-2432974
-----------------               -----------------            -----------------
(State of Jurisdiction         (Primary  Standard            (I.R.S. Employer
of Incorporation               Industrial Classification     Identification No.)
or organization)               Code  Number)


1275  Riverstone  Parkway
Canton,  Georgia                                                  30114
----------------------------------                       -----------------------
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

                                 YES   XX   NO
                                      ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     738,658 shares of common stock, no par value per share, issued and outstanding as of May 8, 2002.

     Transitional  Small  Business  Disclosure  Format (check one):  YES  NO  XX
                                                                     ---     ---

                                     CHEROKEE BANKING COMPANY

                                              INDEX

                                                                                   Page No.
                                                                                   --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                                        3

          Consolidated Balance Sheet (unaudited) at March 31, 2002                    3

          Consolidated Statements of Earnings (unaudited) for the Three
            Months Ended March 31, 2002 and 2001                                      4

          Consolidated Statements of Comprehensive Income (unaudited) for the Three
            Months Ended March 31, 2002 and 2001                                      5

          Consolidated Statements of Cash Flows (unaudited) for the Three
            Months Ended March 31, 2002 and 2001                                      6

          Notes to Consolidated Financial Statements (unaudited)                      7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                           9

Item 2.   Changes in Securities                                                       9

Item 3.   Defaults Upon Senior Securities                                             9

Item 4.   Submission of Matters to a Vote of Security Holders                         9

Item 5.   Other Information                                                           9

Item 6.   Exhibits and Reports on Form 8-K                                            9




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

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements


                            CHEROKEE BANKING COMPANY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002
                                  (UNAUDITED)

                           Assets
                           ------
Cash and due from banks                                        $ 2,870,861
Federal funds sold                                               2,368,000
                                                               ------------

    Cash and cash equivalents                                    5,238,861

Interest-bearing deposits                                          697,000
Investment securities available-for-sale                        28,707,528
Other investments                                                  504,350
Loans, net                                                      36,317,530
Premises and equipment, net                                      3,042,050
Accrued interest receivable and other assets                     1,294,294
                                                               ------------

                                                               $75,801,613
                                                               ============

              Liabilities and Stockholders' Equity
              ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                                       $ 8,719,389
    Interest bearing                                            54,425,841
                                                               ------------

    Total deposits                                              63,145,230

  Advances from the Federal Home Loan Bank                       5,500,000
  Accrued interest payable and other liabilities                   326,522
                                                               ------------

    Total liabilities                                           68,971,752
                                                               ------------

Stockholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized;
    no shares issued and outstanding                                  -
  Common stock, no par value; 10,000,000 shares authorized;
    738,658 shares issued and outstanding                        7,330,505
  Accumulated deficit                                             (247,100)
  Accumulated other comprehensive income (loss)                   (253,544)
                                                               ------------

    Total stockholders' equity                                   6,829,861
                                                               ------------

                                                               $75,801,613
                                                               ============

See  accompanying  notes  to  consolidated  financial  statements.

                            CHEROKEE BANKING COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                                            2002      2001
                                                         ----------  -------
Interest income:
    Interest and fees on loans                           $  685,242  537,406
    Interest on federal funds sold                            9,900   70,167
    Interest on investment securities                       412,617  265,287
    Interest on interest-bearing deposits                     9,662   32,145
                                                         ----------  -------

      Total interest income                               1,117,421  905,005
                                                         ----------  -------

Interest expense:
    Interest expense on deposits                            396,778  421,542
    Other interest expense                                   32,734        -
                                                         ----------  -------

      Total interest expense                                429,512  429,512
                                                         ----------  -------

      Net interest income                                   687,909  483,463

Provision for loan losses                                    62,091   63,391
                                                         ----------  -------

      Net interest income after provision for loan losses   625,818  420,072
                                                         ----------  -------

Other income:
    Service charges on deposit accounts                      83,153   60,591
    Other operating income                                   50,657   35,143
                                                         ----------  -------

      Total other income                                    133,810   95,734
                                                         ----------  -------

Other expense:
    Salaries and other personnel expense                    352,588  257,918
    Net occupancy and equipment expense                      61,629   61,714
    Other operating expense                                 242,647  166,590
                                                         ----------  -------

      Total other expense                                   656,864  486,222
                                                         ----------  -------

      Income before provision for income taxes              102,764   29,584
Provision for income taxes                                   39,050        -
                                                         ----------  -------

      Net earnings (loss)                                $   63,714   29,584
                                                         ==========  =======


Basic earnings per share                                 $      .09      .04
                                                         ==========  =======

Diluted earnings per share                               $      .08      .04
                                                         ==========  =======


See  accompanying  notes  to  consolidated  financial  statements.

                            CHEROKEE BANKING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                                                 2002       2001
                                                              ----------  --------
Net earnings                                                  $  63,714    29,584
                                                              ----------  --------

Other comprehensive income:
    Unrealized holding gains (losses) on investment
      securities available-for-sale                            (235,047)   37,323
    Less income tax benefit (expense) related to investment
      securities available-for-sale                              89,318   (14,183)
                                                              ----------  --------

    Total other comprehensive income (loss), net of tax        (145,729)   23,140
                                                              ----------  --------


    Total comprehensive income (loss)                         $ (82,015)   52,724
                                                              ==========  ========

See accompanying notes to consolidated financial statements.

                                        CHEROKEE BANKING COMPANY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                               (UNAUDITED)

                                                                                   2002         2001
                                                                               ------------  -----------
Cash flows from operating activities:
  Net earnings                                                                 $    63,714       29,584
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                     62,091       63,391
      Depreciation, amortization and accretion                                      23,769       (9,170)
      Change in:
        Accrued interest receivable and other assets                              (102,103)      (1,425)
        Accrued interest payable and other liabilities                            (137,284)      16,018
                                                                               ------------  -----------

          Net cash provided (used) by operating activities                         (89,813)      98,398
                                                                               ------------  -----------

Cash flows from investing activities:
  Proceeds from sales, maturities and paydowns
    of investment securities available-for-sale                                  3,887,010    6,310,131
  Purchases of investment securities available-for-sale                         (4,061,619)  (5,063,526)
  Net change in interest-bearing deposits                                          300,000      100,000
  Purchases of other investments                                                  (199,100)     (19,870)
  Net change in loans                                                           (5,780,806)  (4,578,685)
  Purchase of premises and equipment                                               (88,918)     (15,801)
                                                                               ------------  -----------

          Net cash used by investing activities                                 (5,943,433)  (3,267,751)
                                                                               ------------  -----------

Cash flows from financing activities:
  Net change federal funds purchased                                              (222,000)           -
  Proceeds from FHLB borrowings                                                  5,500,000            -
  Net change in deposits                                                         4,382,484    7,789,559
                                                                               ------------  -----------

          Net cash provided by financing activities                              9,660,484    7,789,559
                                                                               ------------  -----------

Net change in cash and cash equivalents                                          3,627,238    4,620,206

Cash and cash equivalents at beginning of the period                             1,611,623    3,278,636
                                                                               ------------  -----------

Cash and cash equivalents at end of the period                                 $ 5,238,861    7,898,842
                                                                               ============  ===========

Noncash investing activities:
  Change in unrealized gain/loss on securities available-for-sale, net of tax  $  (145,729)      23,140

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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the results of a full year's operations.

     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Item 2.
                            CHEROKEE BANKING COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2002 and 2001

FINANCIAL  CONDITION

     Total assets at March 31, 2002 were $75,801,613 representing a $9,441,185 (14%) increase from December 31, 2001. Deposits increased $4,382,484 (7%) from December 31, 2001. Loans increased $5,718,715 (19%). The allowance for loan losses at March 31, 2002 totaled $524,632, representing 1.42% of total loans compared to December 31, 2001 totals of $428,173, which represented 1.38% of total loans. Cash and cash equivalents increased $3,627,238 from December 31, 2001.

RESULTS  OF  OPERATIONS

     Net income for the three months ended March 31, 2002 was $63,714, compared to $29,584 for the same period for 2001. The increase in net income was primarily associated with an increase in net interest income ($204,446) as well as an increase in non-interest income ($38,076). These increases were offset by $170,642 in additional other expenses.

     For the three months ended March 31, 2002, the Bank's yield on earning assets was 6.93% while the cost of funding sources was 2.71%. While net interest spread was 4.22%, net interest margin, which considers the effect of non-interest bearing deposits, was 4.27%, a decrease of 15 basis points as compared to the same period in the prior year. Net interest income in the aggregate increased for the three months ended March 31, 2002, over the same period for 2001 primarily due to the volume of interest-earnings assets and interest-bearing liabilities. Management monitors the rate sensitivity of interest-earnings assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

     Other income increased approximately $38,076 for the three months ended March 31, 2002, compared to the same period for 2001. This increase was primarily associated with an increase in service charges on deposit accounts of approximately $22,562 related to an increase in the number of accounts.

     Other expense increased approximately $170,642 for the three months ended March 31, 2002, compared to the same period for 2001, primarily due to an increase in the volume of business, which led to additional expense necessary to service new business. Salaries and other personnel expense increased $94,670 or 37% due to an increase in staff necessary to service the increase in customer accounts.

     The Company recognized income tax expense of $39,050 during the three months ended March 31, 2002, representing an effective tax rate of 38%. The Company did not recognize income tax expense in 2001 due to its net operating loss carryforward.

CAPITAL

     The following tables present Cherokee Bank's regulatory capital position at March 31, 2002:


Risk-Based Capital Ratios
-------------------------
Tier 1 Tangible Capital, Actual                                    12.15%
Tier 1 Tangible Capital minimum requirement                         4.00%
                                                                   ------

Excess                                                              8.15%
                                                                   ======

Total Capital, Actual                                              13.25%
Total Capital minimum requirement                                   8.00%
                                                                   ------

Excess                                                              5.25%
                                                                   ======

Leverage Ratio
--------------

Tier 1 Tangible Capital to adjusted total assets
   ("Leverage Ratio")                                               8.04%
Minimum leverage requirement                                        4.00%
                                                                   ------

Excess                                                              4.04%
                                                                   ======

                           PART II. OTHER INFORMATION


Item  1.  Legal  Proceedings
          ------------------
          None

Item  2.  Changes  in  Securities
          -----------------------
          None

Item  3.  Defaults  Upon  Senior  Securities
          ----------------------------------
          None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------
          (a)  The  2002  Annual  Meeting  of Shareholders was held on April 29,
               2002.

          (b)  Election  of  Directors

               The following directors will serve until the 2003 Annual Meeting of Shareholders: Dennis W. Burnette, William L. Early and Albert
               L. Evans. The following directors will serve until the 2004 Annual Meeting of Shareholders: J. Calvin Hill, Jr., Roger M. Johnson and J. David Keller.

               The following are the results of the votes cast by shareholders present at the 2002 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2005 Annual Meeting of Shareholders:

                                                   For     Withhold
                                                   ---     --------

               Wanda  P.  Roach                 508,468       -
               A.R.  (Rick)  Roberts,  III      508,468       -
               Donald  F.  Stevens              508,468       -
               Edwin  I.  Swords,  III          508,468       -

Item  5.  Other  Information
          ------------------
          None

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------
          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHEROKEE  BANKING  COMPANY




     Date:  May 14, 2002    By: /s/  Dennis  W.  Burnette
           --------------        -----------------------------------------------
                                Dennis  W.  Burnette
                                President, Chief Executive Officer and Director




     Date:  May 14, 2002    By: /s/  A.R.  Roberts,  III
           --------------       -----------------------------------------------
                                A.R.  Roberts,  III
                                Secretary, Chief Financial Officer, and Director