Form 10QSB
period 2002-06-30
CHEROKEE BANKING CO
filed 2002-08-13
CIK 1077535

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                      Commission file number   000-30511
                                             -------------

                            Cherokee Banking Company
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                        6711                    58-2432974
-------------------------    ----------------------------   --------------------
(State of Jurisdiction of    (Primary Standard Industrial    (I.R.S. Employer
    Incorporation or          Classification Code Number)   Identification  No.)
     organization)

1275 Riverstone Parkway
Canton, Georgia                                                       30114
-------------------------------                                     ----------
(Address of principal executive                                     (Zip Code)
offices)

                                  770-479-3400
                                ----------------
                               (Telephone Number)


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

     738,658 shares of common stock, no par value per share, issued and outstanding as of August 1, 2002.

     Transitional Small Business Disclosure Format (check one):  YES     NO  XX
                                                                            ----

                            CHEROKEE BANKING COMPANY

                                      INDEX

                                                                        Page No.
                                                                       ---------

PART  I           FINANCIAL  INFORMATION

     Item  1.     Financial  Statements                                        3

                  Consolidated Balance Sheet (unaudited) at June 30, 2002      3

                  Consolidated Statement of Operations (unaudited)
                    for the Three Months and the Six Months Ended June
                    30, 2002 and 2001                                          4

                  Consolidated Statement of Comprehensive Income (unaudited)
                    for the Six Months Ended June 30, 2002 and 2001            5

                  Consolidated Statement of Cash Flows (unaudited) for the
                    Six Months Ended June 30, 2002 and 2001                    6

                  Notes to Consolidated Financial Statements (unaudited)       7

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results  of  Operations                      8

PART  II.         OTHER  INFORMATION

     Item  1.     Legal  Proceedings                                           9

     Item  2.     Changes  in  Securities                                      9

     Item  3.     Defaults  Upon  Senior  Securities                           9

     Item  4.     Submission of Matters to a Vote of Security Holders          9

     Item  5.     Other  Information                                           9

     Item  6.     Exhibits  and  Reports  on  Form  8-K                        9





This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (1) the Company's financing plans; (2) trends affecting the Company's financial condition or results of operations; (3) the Company's growth strategy and operating strategy; and (4) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein.

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                            CHEROKEE BANKING COMPANY

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002
                                   (UNAUDITED)


                                     Assets
                                     ------

Cash and due from banks                                           $ 5,826,554
Federal funds sold                                                    508,000
                                                                  ------------

          Cash and cash equivalents                                 6,334,554

Interest-bearing deposits                                             398,000
Investment securities available-for-sale                           29,723,954
Other investments                                                     504,350
Loans, net                                                         40,150,041
Premises and equipment, net                                         3,578,085
Accrued interest receivable and other assets                        1,089,400
                                                                  ------------

                                                                  $81,778,384
                                                                  ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
     Deposits:
          Non-interest bearing                                    $ 8,105,146
          Interest bearing                                         60,328,112
                                                                  ------------

          Total deposits                                           68,433,258

     Advances from the Federal Home Loan Bank                       5,500,000
     Accrued interest payable and other liabilities                   549,744
                                                                  ------------

          Total liabilities                                        74,483,002
                                                                  ------------

Stockholders' equity:
     Preferred stock, no par value; 2,000,000 shares authorized;
          no shares issued and outstanding                                  -
     Common stock, no par value; 10,000,000 shares authorized;
          738,658 shares issued and outstanding                     7,330,505
     Accumulated deficit                                             (170,479)
     Accumulated other comprehensive income                           135,356
                                                                  ------------

          Total stockholders' equity                                7,295,382
                                                                  ------------

                                                                  $81,778,384
                                                                  ============


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                               CHEROKEE BANKING COMPANY

                         CONSOLIDATED STATEMENTS OF EARNINGS

         FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                     (UNAUDITED)


                                                Three Months          Six Months
                                              Ended  June  30       Ended  June  30
                                            -------------------  --------------------
                                               2002      2001      2002       2001
                                            ----------  -------  ---------  ---------
Interest income:
     Interest and fees on loans             $  750,118  666,814  1,435,360  1,204,220
     Investment securities                     391,887  228,769    804,504    494,056
     Interest on federal funds sold             10,195   72,805     20,095    142,972
     Interest on deposits with other banks       7,232   18,753     16,894     50,898
                                            ----------  -------  ---------  ---------

     Total interest income                   1,159,432  987,141  2,276,853  1,892,146
                                            ----------  -------  ---------  ---------

Interest expense:
     Deposits                                  375,391  440,439    772,169    861,981
     Other borrowings                           47,050        -     79,784          -
                                            ----------  -------  ---------  ---------

     Total interest expense                    422,441  440,439    851,953    861,981
                                            ----------  -------  ---------  ---------

     Net interest income                       736,991  546,702  1,424,900  1,030,165

Provision for loan losses                       53,481   58,073    115,572    121,464
                                            ----------  -------  ---------  ---------

     Net interest income after provision
          for loan losses                      683,510  488,629  1,309,328    908,701
                                            ----------  -------  ---------  ---------

Other income:
     Service charges on deposit accounts        84,154   74,162    167,307    134,753
     Other operating income                     56,801   69,222    107,458    104,365
                                            ----------  -------  ---------  ---------

          Total other income                   140,955  143,384    274,765   239,118
                                            ----------  -------  ---------  ---------
Other expense:
     Salaries and other personnel expense      382,566  281,048    735,154    538,966
     Net occupancy and equipment expense        65,162   61,510    126,791    123,224
     Other operating expense                   252,542  186,916    495,189    353,506
                                            ----------  -------  ---------  ---------

          Total other expense                  700,270  529,474  1,357,134  1,015,696
                                            ----------  -------  ---------  ---------

     Earnings before income tax expense        124,195  102,539    226,959    132,123

Income tax expense                              47,574        -     86,624          -
                                            ----------  -------  ---------  ---------

     Net earnings                           $   76,621  102,539    140,335    132,123
                                            ==========  =======  =========  =========

Basic earnings per share                    $      .10      .14        .19        .18
                                            ==========  =======  =========  =========
Diluted earnings per share                  $      .10      .14        .18        .18
                                            ==========  =======  =========  =========

See accompanying notes to unaudited consolidated financial statements.

                            CHEROKEE BANKING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)



                                                        For the Six Months Ended
                                                     -------------------------------
                                                      June 30, 2002   June 30, 2001
                                                     ---------------  --------------
Net earnings                                         $      140,335         132,123

Other comprehensive income:
      Unrealized holding gains on investment
          securities available-for-sale                     392,211          74,271
      Less income tax expense related to investment
          securities available-for-sale                    (149,040)        (28,223)
                                                     ---------------  --------------

      Total other comprehensive income, net of tax          243,171          46,048
                                                     ---------------  --------------


      Total comprehensive income                     $      383,506         178,171
                                                     ===============  ==============

See accompanying notes to unaudited consolidated financial statements.

                                           CHEROKEE BANKING COMPANY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                 (UNAUDITED)



                                                                                       2002          2001
                                                                                   -------------  -----------
Cash flows from operating activities:
     Net earnings                                                                  $    140,335      132,123
     Adjustments to reconcile net earnings to net cash
          provided by operating activities:
               Provision for loan losses                                                115,572      121,464
               Depreciation, amortization and accretion                                  78,967       23,969
               Change in:
                    Accrued interest receivable and other assets                         13,473       (7,197)
                    Accrued interest payable and other liabilities                      (63,102)     227,138
                                                                                   -------------  -----------

                         Net cash provided by operating activities                      285,245      497,497
                                                                                   -------------  -----------

Cash flows from investing activities:
      Proceeds from maturities and paydowns
            of investment securities available-for-sale                               5,578,146    4,689,956
      Proceeds from sales of investment securities available-for-sale                 1,984,786            -
      Purchases of investment securities available-for-sale                          (8,131,391)  (4,048,930)
      Net change in interest-bearing deposits                                           599,000      991,000
      Purchase of other investments                                                    (199,100)     (19,800)
      Change in loans                                                                (9,666,798)  (8,477,137)
      Purchase of premises and equipment                                               (675,469)     (38,060)
                                                                                   -------------  -----------

                         Net cash used by investing activities                      (10,510,826)  (6,902,971)
                                                                                   -------------  -----------

Cash flows from financing activities:
      Net change in federal funds purchased                                            (222,000)           -
      Proceeds from FHLB borrowings                                                   5,500,000            -
      Net change in deposits                                                          9,670,512   13,479,171
                                                                                   -------------  -----------

                         Net cash provided by financing activities                   14,948,512   13,479,171
                                                                                   -------------  -----------

Net change in cash and cash equivalents                                               4,722,931    7,073,697

Cash and cash equivalents at beginning of the period                                  1,611,623    3,278,636
                                                                                   -------------  -----------

Cash and cash equivalents at end of the period                                     $  6,334,554   10,352,333
                                                                                   =============  ===========

Noncash investing activities:
     Change in unrealized gain/loss on securities available-for-sale, net of tax   $    243,171       46,048

Suppmemental cash flow information:
     Cash paid for interest                                                        $    884,086      698,488
     Cash paid for income taxes                                                    $     43,436            -


See accompanying notes to unaudited consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

Cherokee Banking Company, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of Charokee Bank, N.A. (the Bank), which operates in the Canton, Georgia area. The Bank opened for business on July 26, 1999.

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's 2001 Form 10-KSB.


NOTE 2 - CRITICAL ACCOUNTING POLICIES AND ESTIMATES
---------------------------------------------------

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant estimates and assumptions by the Company, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the estimates and assumptions made, actual results could differ from these estimates and assumptions which could have a material impact on carrying values of assets and liabilities and results of operations.

The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company's processes and methodology for determining the allowance for loan losses.

NOTE 3  -  EARNINGS  PER  SHARE
-------------------------------

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. Potential common shares had no effect on earnings per share for the quarter and six months ended June 30, 2001. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarter and six months ended June 30, 2002 presented in the financial statements were calculated as follows:


                                            Net     Common   Per Share
For the quarter ended June 30, 2002:     Earnings    Share     Amount
                                         ---------  -------  ----------
          Basic earnings per share       $  76,621  738,658        .10

          Effect of stock options                -   37,629          -
                                         ---------  -------  ----------

          Diluted earnings per share     $  76,621  776,287        .10
                                         =========  =======  ==========


                                            Net     Common   Per Share
For the six months ended June 30, 2002:  Earnings    Share    Amount
                                         ---------  -------  ----------

          Basic earnings per share       $ 140,335  738,658        .19

          Effect of stock options                -   37,629       (.01)
                                         ---------  -------  ----------

          Diluted earnings per share     $ 140,335  776,287        .18
                                         =========  =======  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Forward-Looking  Statements
---------------------------

The following is a discussion of our financial condition as of June 30, 2002 compared to December 31, 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

     (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted;
     (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
     (3)  inflation, interest rate, market and monetary fluctuations;
     (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
     (5)  changes in consumer spending, borrowing and saving habits;
     (6)  technological changes;
     (7)  acquisitions;
     (8)  the ability to increase market share and control expenses;
     (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
     (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
     (11) changes in the Company's organization, compensation and benefit plans;
     (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
     (13) the Company's success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For the six months ended June 30, 2002, net interest income totaled $1,425,000 as compared to $1,030,000 for the same period in 2001. Interest income from loans, including fees increased $231,000 or 19% to $1,435,000 for the six months ended June 30, 2002. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 4.18% and 3.64%, respectively, for the six months ended June 30, 2002.

For the quarter ended June 30, 2002, interest income totaled $1,159,000 as compared to $987,000 for the same period in 2001. Interest expense decreased from $440,000 for the quarter ended June 30, 2001 to $422,000 for the same period in 2002. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended June 30, 2002, the net interest margin was 4.22% and the interest rate spread was 3.66%.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT
--------------------------------------------------------------

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2002, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of the Bank. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $116,000 for the six months ended June 30, 2002 as compared to $121,000 for the six months ended June 30, 2001. The decrease in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The loan portfolio increased by approximately $9,633,000 during the six months ended June 30, 2002 as compared to $8,356,000 during the six months ended June 30, 2001. The allowance for loan losses was 1.25% of gross loans at June 30, 2002. We believe that the allowance for loan losses is adequate. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the six months ended June 30, 2002 totaled $275,000 as compared to $239,000 for the six months ended June 30, 2001. The increase in noninterest income was due to an increase in service charges on deposit accounts during the six months ended June 30, 2002 as compared to the same period in 2001. The increase in service charges was due to the increase in the number of deposit accounts in 2002 compared to 2001.

------
ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

NONINTEREST  EXPENSE
--------------------

Total noninterest expense for the six months ended June 30, 2002 was $1,357,000 as compared to $1,016,000 for the same period in 2001. Salaries and benefits, the largest component of noninterest expense, totaled $735,000 for the six months ended June 30, 2002, compared to $539,000 for the same period a year ago. Salary and benefits expense increased due to the addition of additional employees. Other operating expenses were $495,000 for the six months ended June 30, 2002 as compared to $354,000 for the six months ended June 30, 2001. These increases in noninterest expenses are due to the continued growth of the Bank.

Total noninterest expense for the quarter ended June 30, 2002 was $700,000 as compared to $529,000 for the same period in 2001. Salaries and benefits totaled $383,000 for the quarter ended June 30, 2002, compared to $281,000 for the same period a year ago. Salary and benefits expense increased due to the addition of additional employees. Other operating expenses were $253,000 for the quarter ended June 30, 2002 as compared to $187,000 for the quarter ended June 30, 2001. These increases in noninterest expenses are due to the continued growth of the Bank.

On July 1, 2002, the Bank opened its second branch location. The opening of this branch is expected to better serve the Bank's existing customers and to attract new customers.

INCOME  TAXES
-------------

The income tax expense for the six months ended June 30, 2002 was $87,000 and was $48,000 for the quarter ended June 30, 2002. The Company recognized no income tax expense or benefit during the quarter and six months ended June 30, 2001 due to the fact that it had a net operating loss carryforward. The effective tax rate was 38% for the quarter and six months ended June 30, 2002.

NET  EARNINGS
-------------

The combination of the above factors resulted in net earnings of $140,000 for the six months ended June 30, 2002 compared to $132,000 for the six months ended June 30, 2001. Basic earnings per share was $.19 for the six months ended June 30, 2002 compared to $.18 for the same period in 2001. Net earnings were $77,000 for the quarter ended June 30, 2002 compared to $103,000 for the same period in 2001.

Diluted earnings per share were $.18 for the six months ended June 30, 2002 compared to diluted earnings per share of $.18 in the same period in 2001. The dilutive effect of the Company's outstanding options and warrants was $.01 per share during the six months ended June 30, 2002. The Company's options and warrants had no dilutive effect in the quarters ended June 30, 2002 and 2001 or the six months ended June 30, 2001.

ASSETS  AND  LIABILITIES
------------------------

During the first six months of 2002, total assets increased $15,418,000 or 23%, when compared to December 31, 2001. The primary source of growth in assets was net loans, which increased $9,551,000 or 31% during the first six months of 2002. Investment securities available-for-sale increased $961,000 from December 31, 2001 to $29,724,000 at June 30, 2002. Total deposits increased $9,671,000 or  16%,  from  the  December  31,  2001  amount  of  $58,763,000.

INVESTMENT  SECURITIES
----------------------

Investment securities available-for-sale increased $961,000 from $28,763,000 at December 31, 2001 to $29,724,000 at June 30, 2002. This increase was the result of excess deposits being invested in securities. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2002.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

PREMISES  AND  EQUIPMENT
------------------------

Premises and equipment, net of depreciation, totaled $3,578,000 at June 30, 2002. The increase of $597,000 from the December 31, 2001 amount of $2,981,000 was due to additions related to the Bank's second branch location.

LOANS
-----

Gross loans totaled $40,660,000 at June 30, 2002, an increase of $9,633,000 or 31% since December 31, 2001. The largest increase in loans was in commercial and industrial loans, which increased $5,276,000 or 32% to $21,571,000 at June 30, 2002. Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

                                                       June 30, 2002   December 31, 2001
                                                      ---------------  -----------------
 Real estate - construction                           $    8,870,012           4,214,108
 Real estate - mortgage                                    6,202,843           6,435,719
 Commercial and industrial                                21,570,726          16,294,606
 Consumer and other                                        4,016,423           4,082,555
                                                      ---------------  -----------------

                                                      $   40,660,004          31,026,988
                                                      ===============  =================

RISK ELEMENTS IN THE LOAN PORTFOLIO
------------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                      June 30, 2002    December 31, 2001
                                                      ---------------  -----------------

 Loans:   Nonaccrual loans                            $      210,888               4,000

Accruing loans more than 90 days past due             $       16,742                   -

 Loans identified by the internal review mechanism:

    Criticized                                        $      687,586             655,923

    Classified                                        $      210,888             197,650

Activity in the Allowance for Loan Losses for the period  from January 1, 2002 to June
30, 2002 is as follows:

Balance, January 1,                                   $      428,173

Provision for loan losses for the period                     115,572

Net loans (charged off) recovered for the period             (33,782)
                                                      ---------------

Balance, end of period                                $      509,963
                                                      ===============

Gross loans outstanding, end of period                $   40,660,004
                                                      ===============

Allowance for loan losses to gross loans outstanding            1.25%

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

DEPOSITS
--------

At  June  30,  2002 total deposits increased by $9,671,000, or 16% from December
31,  2001.   Noninterest-bearing demand deposits increased $2,484,000 or 44% and interest-bearing  deposits  increased  $7,186,000  or  14%.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

                                           June 30, 2002   December 31, 2001
                                           --------------  -----------------
Noninterest-bearing demand deposits        $    8,105,146          5,620,933
Interest-bearing demand deposits               31,600,204         27,993,680
Savings deposits                                1,988,143          1,541,472
Certificates of deposit $100,000 and over       7,545,901          4,398,173
Other time deposits                            19,193,864         19,208,488
                                           --------------  -----------------

                                           $   68,433,258         58,762,746
                                           ==============  =================

LIQUIDITY
---------

The Company's liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 54% at June 30, 2002 and 52% at December 31, 2001.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and loans sold with limited recourse. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2002:

     Commitments to extend credit                      $     8,232,369
     Standby letters of credit                         $        70,427

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Cherokee County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds. At June 30, 2002, unused lines of credit totaled $5,000,000.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $6,912,000 at December 31, 2001 to $7,295,000 at June 30, 2002. This increase was attributable to net earnings for the period and an increase of $243,000 in the fair value of securities available-for-sale, net of tax.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2002:


     Tier 1 capital (to risk-weighted assets)                        11.32%
     Total capital (to risk-weighted assets)                         12.31%
     Tier 1 capital (to total average assets)                         7.74%

As of June 30, 2002, the holding company had approximately $1.2 million in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios listed above would increase if these funds were injected.

REGULATORY  MATTERS
-------------------

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

          None.

ITEM  5.     OTHER  INFORMATION

          None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:
          99.1 Certification of Messrs. Burnette and Roberts pursuant to 18 U.S.C. Sec. 1350

     (b)  Reports on Form 8-K
          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          CHEROKEE  BANKING  COMPANY




Date: August 13, 2002        By: /S/  DENNIS  W.  BURNETTE
                                ------------------------------------------------
                                 Dennis  W.  Burnette
                                 President, Chief Executive Officer and Director




Date: August 13, 2002        By: /S/  A.R.  ROBERTS,  III
                                ------------------------------------------------
                                 A.R.  Roberts,  III
                                 Chief Financial Officer, Chief Operations Officer and Director

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

99.1               Certification of Messrs. Burnette and Roberts pursuant to 18
                   U.S.C. Sec. 1350