Form 10QSB
period 2002-09-30
CHEROKEE BANKING CO
filed 2002-11-14
CIK 1077535

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

                       Commission file number  000-30511
                                               ---------

                            Cherokee Banking Company
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                        6711                    58-2432974
 -------------------------   -----------------------------   ------------------
(State of Jurisdiction of    (Primary Standard Industrial    (I.R.S. Employer
   Incorporation or           Classification Code Number)    Identification No.)
     organization)

 1275  Riverstone  Parkway
 Canton,  Georgia                                                  30114
 -------------------------                                   ------------------
 (Address of principal                                           (Zip Code)
    executive offices)

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

                                 YES   X     NO
                                      ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 738,658 shares of common stock, no par value per share, issued and outstanding as of November 11, 2002.

     Transitional Small Business Disclosure Format (check one):   YES     NO X
                                                                     ---    ---

                                CHEROKEE BANKING COMPANY

                                          INDEX

                                                                                Page No.
                                                                                --------
PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                        3

           Consolidated Balance Sheet (unaudited) at September 30, 2002                3

           Consolidated Statements of Earnings (unaudited) for the Three Months
             and the Nine Months Ended September 30, 2002 and 2001                     4


           Consolidated Statements of Comprehensive Income (unaudited) for the Nine
             Months Ended September 30, 2002 and 2001                                  5


           Consolidated Statements of Cash Flows (unaudited) for the Nine
             Months Ended September 30, 2002 and 2001                                  6

           Notes to Consolidated Financial Statements (unaudited)                      7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                     9


  Item 3.  Controls and Procedures                                                    15


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                          15

  Item 2.  Changes in Securities                                                      15

  Item 3.  Defaults Upon Senior Securities                                            15

  Item 4.  Submission of Matters to a Vote of Security Holders                        15

  Item 5.  Other Information                                                          15

  Item 6.  Exhibits and Reports on Form 8-K                                           15



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

                         PART I.  FINANCIAL INFORMATION

Item  1.  Financial  Statements

                            CHEROKEE BANKING COMPANY

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                         Assets
                         ------
Cash and due from banks                                           $ 2,510,882
Federal funds sold                                                    461,000
                                                                  ------------

   Cash and cash equivalents                                        2,971,882

Interest bearing deposits                                             398,000
Investment securities available-for-sale                           37,217,276
Other investments                                                     654,350
Loans, net                                                         42,663,161
Premises and equipment, net                                         3,730,096
Other assets                                                        1,902,723
                                                                  ------------

                                                                  $89,537,488
                                                                  ============

          Liabilities and Stockholders' Equity
          ------------------------------------

Liabilities:
   Deposits:
     Demand                                                       $ 9,044,284
     Money market and NOW accounts                                 34,849,159
     Savings                                                        2,125,950
     Time                                                          26,741,376
                                                                  ------------

       Total deposits                                              72,760,769

   Other liabilities                                                  733,844
                                                                  ------------

       Total liabilities                                           81,994,613
                                                                  ------------

Stockholders' equity:
     Preferred stock, no par value, 2,000,000 shares authorized,
         no shares issued and outstanding                                   -
     Common stock, no par value; authorized
         10,000,000 shares; 738,658 shares issued and outstanding   7,330,505
     Accumulated deficit                                             (109,270)
     Accumulated other comprehensive income                           321,640
                                                                  ------------

       Total stockholders' equity                                   7,542,875
                                                                  ------------

                                                                  $89,537,488
                                                                  ============

See accompanying notes to unaudited consolidated financial statements.

                                   CHEROKEE BANKING COMPANY

                              CONSOLIDATED STATEMENTS OF EARNINGS

          FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                          (UNAUDITED)

                                                      Three Months           Nine Months
                                                    Ended September 30     Ended September 30
                                                   ---------------------  --------------------
                                                      2002       2001       2002       2001
                                                   ----------  ---------  ---------  ---------
Interest income:
 Interest and fees on loans                        $  768,415    678,521  2,203,775  1,882,741
 Investment securities                                398,803    259,424  1,203,307    753,480
 Interest on federal funds sold                        12,033     65,947     32,128    208,919
 Interest on deposits with other banks                  4,977      9,724     21,871     60,622
                                                   ----------  ---------  ---------  ---------

     Total interest income                          1,184,228  1,013,616  3,461,081  2,905,762
                                                   ----------  ---------  ---------  ---------

Interest expense:
 Deposits                                             384,667    467,359  1,156,836  1,329,340
 Other borrowings                                      54,517          -    134,301          -
                                                   ----------  ---------  ---------  ---------

     Total interest expense                           439,184    467,359  1,291,137  1,329,340
                                                   ----------  ---------  ---------  ---------

     Net interest income                              745,044    546,257  2,169,944  1,576,422

Provision for loan losses                              20,060     31,138    135,632    152,602
                                                   ----------  ---------  ---------  ---------

     Net interest income after provision
        for loan losses                               724,984    515,119  2,034,312  1,423,820
                                                   ----------  ---------  ---------  ---------

Other income:
 Service charges on deposit accounts                   91,051     80,677    258,358    215,430
 Other operating income                                57,693     53,566    165,151    157,931
                                                   ----------  ---------  ---------  ---------

     Total other income                               148,744    134,243    423,509    373,361
                                                   ----------  ---------  ---------  ---------

Other expense:
 Salaries and other personnel expense                 401,610    278,850  1,136,764    817,816
 Net occupancy and equipment expense                   83,958     58,107    210,749    181,331
 Other operating expense                              285,723    205,515    780,912    559,021
                                                   ----------  ---------  ---------  ---------

     Total other expense                              771,291    542,472  2,128,425  1,558,168
                                                   ----------  ---------  ---------  ---------

    Earnings before income tax expense                102,437    106,890    329,396    239,013

Income tax expense                                     41,228          -    127,852          -
                                                   ----------  ---------  ---------  ---------

     Net earnings                                  $   61,209    106,890    201,544    239,013
                                                   ==========  =========  =========  =========

Basic earnings per share                           $     0.08       0.14       0.27       0.32
                                                   ==========  =========  =========  =========

Diluted earnings per share                         $     0.08       0.14       0.26       0.32
                                                   ==========  =========  =========  =========

See accompanying notes to unaudited consolidated financial statements.

                            CHEROKEE BANKING COMPANY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                   2002       2001
                                                ----------  ---------
Net earnings                                    $ 201,544    239,013
                                                ----------  ---------

Other comprehensive income:
  Unrealized holding gains on investment
    securities available-for-sale                 692,229    280,650
  Income tax expense related to investment
    securities available-for-sale                (262,774)  (106,647)
                                                ----------  ---------

  Total other comprehensive income, net of tax    429,455    174,003
                                                ----------  ---------

  Total comprehensive income                    $ 630,999    413,016
                                                ==========  =========

See accompanying notes to unaudited consolidated financial statements.

                                         CHEROKEE BANKING COMPANY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                (UNAUDITED)

                                                                                   2002           2001
                                                                               -------------  ------------
Cash flows from operating activities:
  Net income                                                                   $    201,544       239,013
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                     135,632       152,602
      Depreciation, amortization and accretion                                      129,960        58,531
      Change in:
        Other assets                                                                (14,008)      (83,242)
        Other liabilities                                                             6,824       307,800
                                                                               -------------  ------------

          Net cash provided by operating activities                                 459,952       674,704
                                                                               -------------  ------------

Cash flows from investing activities:
  Proceeds from maturities and paydowns
    of investment securities investment securities available-for-sale             8,931,073     4,689,956
  Proceeds from sales of investment securities available-for-sale                 1,984,786             -
  Purchases of investment securities available-for-sale                         (18,676,657)  (11,725,996)
  Net change in interest bearing deposits                                           599,000     1,180,000
  Purchases of other investments                                                   (349,100)      (19,800)
  Net change in loans                                                           (12,199,978)   (9,385,980)
  Purchase of bank owned life insurance                                            (785,842)            -
  Purchase of premises and equipment                                               (878,998)     (650,533)
                                                                               -------------  ------------

          Net cash used by investing activities                                 (21,375,716)  (15,912,053)
                                                                               -------------  ------------

Cash flows from financing activities:
  Net change in federal funds purchased                                            (222,000)            -
  Proceeds from FHLB borrowings                                                   8,500,000             -
  Net change in deposits                                                         13,998,023    19,298,236
                                                                               -------------  ------------

          Net cash provided by financing activities                              22,276,023    19,298,236
                                                                               -------------  ------------

Net change in cash and cash equivalents                                           1,360,259     4,060,887

Cash and cash equivalents at beginning of the period                              1,611,623     3,278,636
                                                                               -------------  ------------

Cash and cash equivalents at end of the period                                 $  2,971,882     7,339,523
                                                                               =============  ============

Noncash investing activities:
  Change in unrealized gain/loss on securities available for sale, net of tax  $    429,455       174,003

Supplemental cash flow information:
  Cash paid for interest                                                       $  1,258,706     1,072,841
  Cash paid for income taxes                                                   $     43,436             -

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's 2001 Form 10-KSB.


NOTE  2  -  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
----------------------------------------------------------

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

                            CHEROKEE BANKING COMPANY

                                   (UNAUDITED)

NOTE 3  -  EARNINGS  PER  SHARE
-------------------------------

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. Potential common shares had no effect on earnings per share for the quarter and nine months ended September 30, 2001. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarter and nine months ended September 30, 2002 presented in the financial statements were calculated as follows:


                                                  Net     Common   Per Share
For the quarter ended September 30, 2002:      Earnings   Share     Amount
                                               ---------  -------  --------

      Basic earnings per share                 $  61,209  738,658     .08

      Effect of stock options                          -   42,279       -
                                               ---------  -------  --------

      Diluted earnings per share               $  61,209  780,937     .08
                                               =========  =======  ========


                                                 Net      Common   Per Share
For the nine months ended September 30, 2002:  Earnings   Share     Amount
                                               ---------  -------  --------

      Basic earnings per share                 $ 201,544  738,658     .27

      Effect of stock options                          -   42,279    (.01)
                                               ---------  -------  --------

      Diluted earnings per share               $ 201,544  780,937     .26
                                               =========  =======  ========

                            CHEROKEE BANKING COMPANY

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Forward-Looking  Statements
---------------------------

The following is a discussion of our financial condition as of September 30, 2002 compared to December 31, 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For  the  nine  months  ended  September  30,  2002, net interest income totaled
$2,170,000 as compared to $1,576,000 for the same period in 2001. Interest income from loans, including fees increased $321,000 or 17% to $2,204,000 for the nine months ended September 30, 2002. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 4.08% and 3.96%, respectively, for the nine months ended September 30, 2002.

For the quarter ended September 30, 2002, interest income totaled $1,184,000 as compared to $1,014,000 for the same period in 2001. Interest expense decreased from $467,000 for the quarter ended September 30, 2001 to $439,000 for the same period in 2002. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended September 30, 2002, the net interest margin was 3.97% and the interest rate spread was 3.85%.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT
--------------------------------------------------------

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2002, the Bank, as measured by Gap, is in an asset sensitive position.

The Bank also measures the actual effects that repricing opportunities have on earnings through simulation modeling, referred to as earnings at risk. For short-term interest rate risk, the Bank's model simulates the impact of balance sheet strategies on net interest income, pre-tax income, and net income. The model includes interest rate ramps to test the impact of rising and falling interest rates on projected earnings. Rates are ramped over a one-year period and include a level rate scenario as the benchmark with rising and falling 200 basis point scenarios for comparison. The Bank determines the assumptions that are used in the model.

In addition to measuring the effect changes in rates will have on earnings, the Bank also measures the effect of interest rate changes on the economic value of the Bank. Economic Value of Equity is measured by calculating the present value of future cash flows for financial instruments on the balance sheet. The model utilizes rate shocks of rising and falling 200 basis points to compare against the level benchmark for best and worst case scenarios. All rates are shocked instantaneously for the 200 basis point movements. The purpose of this measurement is to determine the long-term effect interest rate changes have on the economic value of the balance sheet.

For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of the Bank. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $136,000 for the nine months ended September 30, 2002 as compared to $153,000 for the nine months ended September 30, 2001. The loan portfolio increased by approximately $12,064,000 during the nine months ended September 30, 2002 as compared to $9,233,000 during the nine months ended September 30, 2001. The allowance for loan losses was 1.32% of gross loans at September 30, 2002. We believe that the allowance for loan losses is adequate. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the nine months ended September 30, 2002 totaled $424,000 as compared to $373,000 for the nine months ended September 30, 2001. Noninterest income for the quarter ended September 30, 2002 totaled $149,000 as compared to $134,000 for the quarter ended September 30, 2001. The increase in noninterest income was due to an increase in service charges on deposit accounts during 2002 as compared to the same periods in 2001. The increase in service charges was due to the increase in the number of deposit accounts in 2002 compared to 2001.

NONINTEREST  EXPENSE
--------------------

On July 1, 2002, the Bank opened its second branch location. The opening of this branch contributed to the increase in noninterest expenses during 2002 compared to 2001 and is expected to better serve the Bank's existing customers and to attract new customers.

Total noninterest expense for the nine months ended September 30, 2002 was $2,128,000 as compared to $1,558,000 for the same period in 2001. Salaries and benefits, the largest component of noninterest expense, totaled $1,137,000 for the nine months ended September 30, 2002, compared to $818,000 for the same period a year ago. Salary and benefits expense increased due to the hiring of additional employees. Other operating expenses were $781,000 for the nine months ended September 30, 2002 as compared to $559,000 for the nine months ended September 30, 2001. These increases in noninterest expenses are due to the continued growth of the Bank.

Total noninterest expense for the quarter ended September 30, 2002 was $771,000 as compared to $542,000 for the same period in 2001. Salaries and benefits totaled $402,000 for the quarter ended September 30, 2002, compared to $279,000 for the same period a year ago. Salary and benefits expense increased due to the hiring of additional employees. Other operating expenses were $286,000 for the quarter ended September 30, 2002 as compared to $206,000 for the quarter ended September 30, 2001. These increases in noninterest expenses are due to the continued growth of the Bank.

INCOME  TAXES
-------------

The income tax expense for the nine months ended September 30, 2002 was $128,000 and was $41,000 for the quarter ended September 30, 2002. The Company recognized no income tax expense or benefit during the quarter and nine months ended September 30, 2001 due to the fact that it had a net operating loss carryforward. The effective tax rate was 38% for the quarter and nine months ended September 30, 2002.

NET  EARNINGS  (LOSS)
---------------------

The combination of the above factors resulted in net earnings of $202,000 for the nine months ended September 30, 2002 compared to $239,000 for the nine months ended September 30, 2001. Basic earnings per share was $.27 for the nine months ended September 30, 2002 compared to $.32 for the same period in 2001. Net earnings were $61,000 for the quarter ended September 30, 2002 compared to $107,000 for the same period in 2001.

Diluted earnings per share were $.26 for the nine months ended September 30, 2002 compared to diluted earnings per share of $.32 in the same period in 2001. The dilutive effect of the Company's outstanding options and warrants was $.01 per share during the nine months ended September 30, 2002. The Company's options and warrants had no dilutive effect in the quarters ended September 30, 2002 and 2001 or the nine months ended September 30, 2001.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

ASSETS  AND  LIABILITIES
------------------------

During the first nine months of 2002, total assets increased $23,177,000 or 35%, when compared to December 31, 2001. The primary source of growth in assets was net loans, which increased $12,064,000 or 39% during the first nine months of 2002. Investment securities available-for-sale increased $8,454,000 from December 31, 2001 to $37,217,000 at September 30, 2002. Total deposits increased $13,998,000 or 24%, from the December 31, 2001 amount of $58,763,000.

INVESTMENT  SECURITIES
----------------------

Investment securities available-for-sale increased $8,454,000 from $28,763,000 at December 31, 2001 to $37,217,000 at September 30, 2002. This increase was the result of excess deposits being invested in securities. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2002.

PREMISES  AND  EQUIPMENT
------------------------

Premises and equipment, net of depreciation, totaled $3,730,000 at September 30, 2002. The increase of $749,000 from the December 31, 2001 amount of $2,981,000 was primarily due to additions related to the Bank's second branch location.

LOANS
-----

Gross loans totaled $43,232,000 at September 30, 2002, an increase of $12,205,000 or 39% since December 31, 2001. The largest increase in loans was in commercial and industrial loans, which increased $5,129,000 or 31% to $21,424,000 at September 30, 2002. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:

                             September 30,
                             --------------
                                  2002       December 31, 2001
                             --------------  -----------------
 Real estate - construction  $    9,903,022          4,214,108
 Real estate - mortgage           7,880,423          6,435,719
 Commercial and industrial       21,423,687         16,294,606
 Consumer and other               4,025,323          4,082,555
                             --------------  -----------------

                             $   43,232,455         31,026,988
                             ==============  =================


RISK  ELEMENTS  IN  THE  LOAN  PORTFOLIO
----------------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                     September 30,
                                                     --------------
                                                          2002       December 31, 2001
                                                     --------------  -----------------
Loans: Nonaccrual loans                              $      192,784              4,000

Accruing loans more than 90 days past due            $            -                  -

Loans identified by the internal review mechanism:

    Criticized                                       $      456,361            655,923

    Classified                                       $      192,784            197,650

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

Activity in the Allowance for Loan Losses for the period from January 1, 2002 to September 30, 2002 is as follows:

Balance, January 1,                                   $     428,173

Provision for loan losses for the period                    135,632

Net loans (charged off) recovered for the period              5,489
                                                      --------------

Balance, end of period                                $     569,294
                                                      ==============

Gross loans outstanding, end of period                $  43,232,455
                                                      ==============

Allowance for loan losses to gross loans outstanding           1.32%


DEPOSITS
--------

At  September  30,  2002  total  deposits  increased by $13,998,000, or 24% from
December 31, 2001.   Noninterest-bearing demand deposits increased $3,423,000 or
61%  and  interest-bearing  deposits  increased  $7,754,000  or  15%.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 are as follows:

                                           September 30,
                                           --------------
                                                2002       December 31, 2001
                                           --------------  -----------------
Noninterest-bearing demand deposits        $    9,044,284          5,620,933
Interest-bearing demand deposits               34,849,159         27,993,680
Savings deposits                                2,125,950          1,541,472
Certificates of deposit $100,000 and over       7,396,797          4,398,173
Other time deposits                            19,344,579         19,208,488
                                           --------------  -----------------

                                           $   72,760,769         58,762,746
                                           ==============  =================


LIQUIDITY
---------

The Company's liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 53% at September 30, 2002 and 52% at December 31, 2001.

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

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS,  CONTINUED
--------------------------

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2002:

     Commitments to extend credit                   $7,760,000
     Standby letters of credit                      $   70,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Cherokee County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds. At September 30, 2002, unused lines of credit totaled $5,000,000.

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $6,912,000 at December 31, 2001 to $7,543,000 at September 30, 2002. This increase was attributable to net earnings for the period and an increase of $429,000 in the fair value of securities available-for-sale, net of tax.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at September 30, 2002:

     Tier 1 capital (to risk-weighted assets)              11.87%
     Total capital (to risk-weighted assets)               12.90%
     Tier 1 capital (to total average assets)               7.92%

As of September 30, 2002, the holding company had approximately $567,000 in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios listed above would improve if these funds were injected.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:
          99.1 CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K:
          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHEROKEE  BANKING  COMPANY


     Date: November 11, 2002          By: /S/  DENNIS  W.  BURNETTE
           -----------------              -------------------------------------
                                          Dennis  W.  Burnette
                                          President, Chief Executive Officer
                                          and Director



     Date: November 11, 2002          By: /S/  A.R.  ROBERTS,  III
           -----------------              -------------------------------------
                                          A.R.  Roberts,  III
                                          Chief Financial Officer,
                                          Chief Operations Officer and Director

                                  Certification

I,  Dennis  W.  Burnette,  certify  that:

1.   I  have  reviewed  this  quarterly  report on Form 10-Q of Cherokee Banking
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002


     /s/  Dennis  W.  Burnette
     -------------------------
     Chief  Executive  Officer

                                  Certification


I,  A.  R.  Roberts,  III,  certify  that:

1.   I  have  reviewed  this  quarterly  report on Form 10-Q of Cherokee Banking
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002


     /s/  A.  R.  Roberts,  III
     --------------------------
     Chief  Financial  Officer