Form 10KSB
period 2002-12-31
CHEROKEE BANKING CO
filed 2003-03-28
CIK 1077535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  fiscal  year  ended  DECEMBER  31,  2002
                          -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  ______________to  _______________

     Commission  file  number  000-30511
                              -----------

                           CHEROKEE  BANKING  COMPANY
                           --------------------------
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

Securities registered pursuant
  to Section 12(b) of the Act:     NONE.
                                   -----------------------------

Securities registered pursuant
  to Section 12(g) of the Act:     COMMON STOCK, NO  PAR  VALUE.
                                   -----------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  past  90  days.  Yes  X     No
                                                                   ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $5,538,387
                                                                  ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified  date  within  the  past  60  days:  $7,200,000  AS  OF MARCH 10, 2003
                                               ---------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 738,658 AS OF MARCH 17, 2003
                                                    ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on April 28, 2003, are incorporated by reference into
Part  III.

     Transitional Small Business Disclosure format (check one): Yes     No  X
                                                                    ---    ---

                                        TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
  ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
  ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . .  12
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
  ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  13
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . .  13
  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . .  14
  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB . . . . . . . . . . . . . . . . . . . . .  14
  ITEM 14.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving Cherokee
County, many of which have equal or greater financial or banking-related resources than the Company or the Bank. Cherokee County is currently served by at least 15 other bank and thrift institutions through 50 branch locations. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors are Regions Bank, Wachovia (through its acquisition of the Bank of Canton), and Synovus Financial Corp.

LOAN  PORTFOLIO

     LENDING POLICY. The Bank aggressively seeks creditworthy borrowers within its primary service area. As of December 31, 2002, the Bank's loan portfolio was comprised of the following:

                                             PERCENTAGE  OF
          LOAN  CLASSIFICATION               TOTAL  LOANS
          --------------------               --------------

          Real  estate-related  loans             38%

          Commercial  loans                       54%

          Consumer  loans                          8%

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

     REAL ESTATE LOANS. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and single-family residential construction loans for one-to-four unit family structures. The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 85%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 80% of the lower of the as-built appraised value or project cost, and a maximum of 85% if the loan is amortized. The Bank also offers home equity lines of credit, which equaled approximately 3.5% of the Bank's total loans, as of December 31, 2002, and have interest rate terms that are variable rather than fixed.

     As of December 31, 2002, approximately 54% of the Bank's real estate-related loans had interest rate terms that are variable or carried a term of 12 months or less. Additionally, the terms of the Bank's real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder's ability to sell the home to a buyer, the buyer's ability to obtain permanent financing and the construction project's ability to produce income in the interim.

     COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small- to medium-size businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank's commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank's commercial loans as of December 31, 2002, approximately 69% were adjustable-rate loans or mature within one year, 26% had maturities extending beyond 12 months but less than 60 months and 5% had maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     CONSUMER LOANS. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Almost all of the Bank's consumer loans are fixed rate loans generally with maturities ranging from 3 to 5 years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

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

                                    EMPLOYEES

     As of December 31, 2002, the Bank employed 33.4 full-time equivalent employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

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

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

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

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

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

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

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

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA.

     The  deposit  operations  of  the  Bank  are  subject  to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 12.9% and our ratio of Tier 1 Capital to risk-weighted assets was 11.8%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 7.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM  LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the  development  of  internal  policies,  procedures  and  controls;

     -    the  designation  of  a  compliance  officer;

     -    an  ongoing  employee  training  program;  and

     -    an  independent  audit  function  to  test  the  programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify  FinCEN  if  an  account  or  transaction  is  identified;

     -    designate  a  contact  person  to  receive  information  requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED  LEGISLATION  AND  REGULATORY  ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

                        SELECTED STATISTICAL INFORMATION

     The selected statistical information required by Item 1 is included in the Company's 2002 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


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

     In July 2001, the Bank purchased 2 acres of land at 3595 Marietta Highway, Canton, Georgia for the purpose of constructing a full-service branch facility. The land was purchased for an aggregate amount of $599,380, including closing costs, and is owned by the Bank free and clear of any mortgage or debt obligation. In July 2002, the Bank began operating out of a temporary facility with approximately 2,000 square feet. The purchase price of the temporary facility and related furnishings was approximately $250,000. Additionally, approximately $450,000 in site improvements in connection with this property have been made as well. The temporary facility will be replaced by a permanent branch facility, which is expected to be opened in 2004.

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
             RELATED  STOCKHOLDER  MATTERS

     (a) The response to this Item 5(a) is included in the Company's 2002 Annual Report to Shareholders under the heading, "Market for Cherokee Banking Company's Common Stock; Payment of Dividends," and is incorporated herein by reference.

     (b)     The  Company did not issue any unregistered securities during 2002.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's 2002 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM  7.     FINANCIAL  STATEMENTS

     The following financial statements are included in the Company's 2002 Annual Report to Shareholders, and are incorporated herein by reference:

     -     Report  of  Independent  Certified  Public  Accountants

     -     Financial  Statements:

          1.   Consolidated  Balance  Sheets  dated  as of December 31, 2002 and
               2001.
          2. Consolidated Statements of Earnings for the Years Ended December 31, 2002 and 2001.
          3. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002 and 2001.
          4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002 and 2001.
          5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001.
          6.   Notes  to  Consolidated  Financial  Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2003, under the headings "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

ITEM  10.     EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2003, under the heading "Compensation" and are incorporated herein by reference.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002.


                                          Equity Compensation Plan Table
------------------------------------------------------------------------------------------------------------------

                                       (a)                           (b)                           (c)
-------------------------  ---------------------------  ------------------------------  --------------------------
Plan category              Number of securities to be     Weighted-average exercise        Number of securities
                             issued upon exercise of         price of outstanding        remaining available for
                              outstanding options,       options, warrants and rights     future issuance under
                               warrants and rights                                      equity compensation plans
                                                                                          (excluding securities
                                                                                         reflected in column (a))
-------------------------  ---------------------------  ------------------------------  --------------------------

Equity compensation plans                       10,750  $                        10.50                      67,092
approved by security
holders
-------------------------  ---------------------------  ------------------------------  --------------------------
Equity compensation plans                      213,550  $                        10.00                         N/A
not approved by security
holders
-------------------------  ---------------------------  ------------------------------  --------------------------
Total                                          223,750  $                        10.02                      67,092
-------------------------  ---------------------------  ------------------------------  --------------------------

     The additional responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2003, under the heading "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 28, 2003, under the headings "Related Party Transactions" and "Compensation" and are incorporated herein by reference.


ITEM  13.     EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  10-KSB

(a)     Exhibits

       Exhibit
       Number  Exhibit
       ------  -------
          n/a  Certifications  pursuant  to  Rule  13a-14  under  the Securities
               Exchange  Act  of  1934,  as  amended

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

         10.2* Employment  Agreement,  dated  as  of  January  1,  1999, among
               Cherokee Bank, N.A. , Cherokee Banking Company and Dennis W. Burnette(1)

          10.3 Form of Cherokee Banking Company Organizers' Warrant Agreement(1)

          10.4 Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking Company and The Bankers Bank(1)

          10.5 Construction Agreement dated September 29, 1999 by and between Cherokee Banking Company, Inc. and W. H. Bass, Inc.(2)

          10.6 Cherokee Banking Company 2000 Stock Option Plan and Form of Stock Option Award(3)

          10.7 Lot/Land Purchase and Sale Agreement dated April 18, 2001 by and between Cherokee Bank, N.A. and Davis Holding Company, Inc.(4)

          10.8 Construction contract dated as of March 18, 2002, among Cherokee Bank, N.A. and W.H. Bass, Inc.

          10.9 Modular building contract dated as of February 6, 2002, among Cherokee Bank, N.A. and Bank & Business Systems, Inc.

          10.10 Form of Executive Supplemental Retirement Plan

          10.11 Form of Executive Split Dollar Plan

          10.12 Form of Director Supplemental Retirement Plan

          10.13 Form of Director Split Dollar Plan

          13.1 2002 Annual Report sent to security holders of Cherokee Banking Company

          22.1 Subsidiaries  of  Cherokee  Banking  Company(2)

          24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)

          99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------------
*    Compensatory  plan  or  arrangement.

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

(4) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 29, 2002.

(b)  Reports  on  Form  8-K  filed  in  the  fourth  quarter  of  2002:  None.


ITEM  14.     CONTROLS  AND  PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CHEROKEE  BANKING  COMPANY




                                            By:  /s/  Dennis  W.  Burnette
                                                      -------------------------
                                                      Dennis  W.  Burnette
                                                      President  and  Chief
                                                      Executive  Officer


                                            Date:     March  19,  2003


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

       Signature                             Title                     Date
       ---------                             -----                     ----

/s/ Dennis W. Burnette          President and Chief Executive
-----------------------------         Officer, Director
                                (Principal Executive Officer)     March 19, 2003
Dennis  W.  Burnette

/s/  William  L.  Early                  Director                 March 19, 2003
-----------------------------
William  L.  Early

/s/  Albert  L.  Evans,  Jr.             Director                 March 19, 2003
-----------------------------
Albert  L.  Evans,  Jr.

/s/  J.  Calvin  Hill,  Jr.              Director                 March 19, 2003
-----------------------------
J.  Calvin  Hill,  Jr.

/s/  Roger  M.  Johnson                  Director                 March 19, 2003
-----------------------------
Roger  M.  Johnson

/s/  J.  David  Keller                   Director                 March 19, 2003
-----------------------------
J.  David  Keller

/s/  Wanda  P.  Roach                    Director                 March 19, 2003
-----------------------------
Wanda  P.  Roach

/s/  A.  R.  Roberts,  III         Secretary,  Director           March 19, 2003
--------------------------       (Principal Financial and
A.  R.  Roberts,  III              Accounting Officer)

/s/  Donald  F.  Stevens                 Director                 March 19, 2003
-----------------------------
Donald  F.  Stevens

/s/  Edwin  I.  Swords,  III             Director                 March 19, 2003
-----------------------------
Edwin  I.  Swords,  III

                CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I,  Dennis  W.  Burnette,  Chief  Executive  Officer,  certify  that:

1.   I  have  reviewed  this  Form  10-KSB  of  Cherokee  Banking  Company  (the
     "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March  19,  2003


/s/  Dennis  W.  Burnette
-------------------------------------
Dennis  W.  Burnette
President and Chief Executive Officer

                CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I,  A.  R.  Roberts,  III,  Chief  Financial  Officer,  certify  that:

1.   I  have  reviewed  this  Form  10-KSB  of  Cherokee  Banking  Company  (the
     "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March  19,  2003


/s/  A.  R.  Roberts,  III
-------------------------------------
A.  R.  Roberts,  III
Chief  Financial  Officer

                                  EXHIBIT INDEX
                                  -------------

       Exhibit
       Number  Exhibit
       ------  -------
          n/a  Certifications  pursuant  to  Rule  13a-14  under  the Securities
               Exchange  Act  of  1934,  as  amended

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

         10.2* Employment  Agreement,  dated  as  of  January  1,  1999, among
               Cherokee Bank, N.A. , Cherokee Banking Company and Dennis W. Burnette(1)

          10.3 Form of Cherokee Banking Company Organizers' Warrant Agreement(1)

          10.4 Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking Company and The Bankers Bank(1)

          10.5 Construction Agreement dated September 29, 1999 by and between Cherokee Banking Company, Inc. and W. H. Bass, Inc.(2)

          10.6 Cherokee Banking Company 2000 Stock Option Plan and Form of Stock Option Award(3)

          10.7 Lot/Land Purchase and Sale Agreement dated April 18, 2001 by and between Cherokee Bank, N.A. and Davis Holding Company, Inc.(4)

          10.8 Construction contract dated as of March 18, 2002, among Cherokee Bank, N.A. and W.H. Bass, Inc.

          10.9 Modular building contract dated as of February 6, 2002, among Cherokee Bank, N.A. and Bank & Business Systems, Inc.

          10.10 Form of Executive Supplemental Retirement Plan

          10.11 Form of Executive Split Dollar Plan

          10.12 Form of Director Supplemental Retirement Plan

          10.13 Form of Director Split Dollar Plan

          13.1 2002 Annual Report sent to security holders of Cherokee Banking Company

          22.1 Subsidiaries  of  Cherokee  Banking  Company(2)

          24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)

          99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------------
*    Compensatory  plan  or  arrangement.

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

(4) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 29, 2002.