Form 10QSB
period 2003-03-31
CHEROKEE BANKING CO
filed 2003-05-15
CIK 1077535

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

                       Commission file number  000-30511
                                               ---------

                            Cherokee Banking Company
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                        6711                    58-2432974
 -------------------------   -----------------------------   ------------------
(State of Jurisdiction of    (Primary Standard Industrial    (I.R.S. Employer
   Incorporation or           Classification Code Number)    Identification No.)
     organization)

                  1275 Riverstone Parkway Canton, Georgia   30114
         ------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


                                  770-479-3400
                                  ------------
                               (Telephone Number)


                                      N/A
                    -----------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

738,658 shares of common stock, no par value per share, issued and outstanding as of May 8, 2003.

Transitional  Small  Business  Disclosure  Format  (check  one):  YES    NO  X
                                                                     ---    ---

                            CHEROKEE BANKING COMPANY


================================================================================

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET (UNAUDITED) AT MARCH 31, 2003. . . . . . 4

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE
             THREE MONTHS ENDED MARCH 31, 2003 AND 2002 . . . . . . . . . . . 5

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 . . . . . . . 6

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
             THREE MONTHS ENDED MARCH 31, 2003 AND 2002 . . . . . . . . . . . 7

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED). . . . . . . 8

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .11

     ITEM 3. - CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . 18

                            CHEROKEE BANKING COMPANY


================================================================================

                                INDEX (CONTINUED)
                                ----------------

                                                                        PAGE NO.
                                                                        --------
PART II.     OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 19

     ITEM 2 - CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . 19

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . 19

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . 19

     ITEM 5 - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 19

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . 20

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            CHEROKEE BANKING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                        ASSETS
                        ------
Cash and due from banks                                          $ 4,301,832
Federal funds sold                                                 5,874,000
                                                                 -----------

          Cash and cash equivalents                               10,175,832

Interest-bearing deposits                                            298,000
Investment securities available-for-sale                          35,306,389
Other investments                                                    675,350
Loans, net                                                        46,539,595
Premises and equipment, net                                        3,716,703
Other assets                                                       2,330,057
                                                                 -----------
                                                                 $99,041,926
                                                                 ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Deposits
    Demand                                                       $ 9,931,001
    Money market and NOW accounts                                 43,986,895
    Savings                                                        2,148,863
    Time                                                          26,123,133
                                                                 -----------
          Total deposits                                          82,189,892

Advances from the Federal Home Loan Bank                           8,500,000
Other liabilities                                                    562,410
                                                                 -----------

          Total liabilities                                       91,252,302
                                                                 -----------
Commitments

Stockholders' equity
    Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued and outstanding                                   -
    Common stock, no par value; 10,000,000 shares authorized;
        738,658 shares issued and outstanding                      7,330,505
    Retained earnings                                                174,759
    Accumulated other comprehensive income                           284,360
                                                                 -----------

          Total stockholders' equity                               7,789,624
                                                                 -----------

                                                                 $99,041,926
                                                                 ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                 CHEROKEE BANKING COMPANY

                             CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                        (UNAUDITED)


                                                                     2003          2002
                                                               ----------------  ---------
INTEREST INCOME:
    Interest and fees on loans                                 $        784,535    685,242
    Interest on federal funds sold                                        8,943      9,900
    Interest on investment securities                                   363,026    412,617
    Interest on interest-bearing deposits                                 2,730      9,662
                                                               ----------------  ---------
          TOTAL INTEREST INCOME                                       1,159,234  1,117,421
                                                               ----------------  ---------

INTEREST EXPENSE:
    Deposits                                                            347,550    396,778
    Other borrowings                                                     69,916     32,734
                                                               ----------------  ---------
          TOTAL INTEREST EXPENSE                                        417,466    429,512
                                                               ----------------  ---------

          Net interest income                                           741,768    687,909

PROVISION FOR LOAN LOSSES                                                50,801     62,091
                                                               ----------------  ---------
          Net interest income after provision for loan losses           690,967    625,818
                                                               ----------------  ---------

OTHER INCOME:
    Service charges on deposit accounts                                  99,559     83,153
    Gain on sale of securities available-for-sale                        35,197          -
    Other operating                                                      94,330     50,657
                                                               ----------------  ---------
          TOTAL OTHER INCOME                                            229,086    133,810
                                                               ----------------  ---------

OTHER EXPENSE:
    Salaries and benefits                                               455,410    352,588
    Occupancy and equipment                                              84,093     61,629
    Other operating                                                     294,037    242,647
                                                               ----------------  ---------
          TOTAL OTHER EXPENSE                                           833,540    656,864
                                                               ----------------  ---------

          INCOME BEFORE PROVISION FOR INCOME TAXES                       86,513    102,764

INCOME TAX EXPENSE                                                       31,361     39,050
                                                               ----------------  ---------

          NET INCOME                                           $         55,152     63,714
                                                               ================  =========
BASIC EARNINGS PER SHARE                                       $           0.07       0.09
                                                               ================  =========
DILUTED EARNINGS PER SHARE                                     $           0.07       0.08
                                                               ================  =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            CHEROKEE BANKING COMPANY

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                            (UNAUDITED)


                                                                              2003          2002
                                                                        ----------------  ---------
NET INCOME                                                              $        55,152     63,714
                                                                        ----------------  ---------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized holding gains (losses) on investment
        securities available-for-sale                                           180,979   (235,047)
    Less income tax (expense) benefit related to investment
        securities available-for-sale                                           (60,480)    89,318
    Reclassification adjustment for gains realized in net income, net
        of tax of $13,375                                                       (21,822)         -
                                                                        ----------------  ---------
          TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                    98,677   (145,729)
                                                                        ----------------  ---------

          TOTAL COMPREHENSIVE INCOME (LOSS)                             $       153,829    (82,015)
                                                                        ================  =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                    CHEROKEE BANKING COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                          (UNAUDITED)


                                                                         2003          2002
                                                                     ------------  ------------
OPERATING ACTIVITIES
    Net income                                                       $    55,152   $    63,714
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
        Provision for loan losses                                         50,801        62,091
        Depreciation, amortization and accretion                          51,343        23,769
        Gain on sales of securities available-for-sale                   (35,197)            -
        Change in:
           Other assets                                                  (51,989)     (102,103)
           Other liabilities                                              24,578      (137,284)
                                                                     ------------  ------------

          Net cash provided by (used in) operating activities             94,688       (89,813)
                                                                     ------------  ------------

INVESTING ACTIVITIES
    Proceeds from sales, maturities and paydowns of
        of investment securities available-for-sale                    3,402,835     3,887,010
    Proceeds from sales of investment securities available-for-sale    3,485,066             -
    Purchases of investment securities available-for-sale             (7,126,719)   (4,061,619)
    Net change in interest-bearing deposits                                    -       300,000
    Purchases of other investments                                             -      (199,100)
    Net change in loans                                               (3,169,716)   (5,780,806)
    Purchase of premises and equipment                                   (27,020)      (88,918)
                                                                     ------------  ------------
          Net cash used in investing activities                       (3,435,554)   (5,943,433)
                                                                     ------------  ------------

FINANCING ACTIVITIES
    Net change in federal funds purchased                                      -      (222,000)
    Proceeds from FHLB borrowings                                              -     5,500,000
    Net change in deposits                                             1,933,057     4,382,484
                                                                     ------------  ------------
          Net cash provided by financing activities                    1,933,057     9,660,484
                                                                     ------------  ------------
Net change in cash and cash equivalents                               (1,407,809)    3,627,238
                                                                     ------------  ------------
Cash and cash equivalents at beginning of period                      11,583,641     1,611,623
                                                                     ------------  ------------
Cash and cash equivalents at end of period                           $10,175,832   $ 5,238,861
                                                                     ============  ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            CHEROKEE BANKING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.   BASIS  OF  PRESENTATION

          Cherokee Banking Company, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding common stock of Cherokee Bank, N.A. (the "Bank"), which operates in the Canton, Georgia area. The
          Bank  opened  for  business  on  July  26,  1999.

          The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

          The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission.

NOTE 2.   CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

          The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at and for the period ended December 31, 2002 as filed with our most recent annual report on Form 10-KSB.

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

          The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Management's discussion and analysis of financial condition and results of operations, as set forth in this report on Form 10-QSB, provides further information regarding the allowance for loan losses and includes a description of the Company's processes and methodology for determining the allowance for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.   EARNINGS  PER  SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarters ended March 31, 2003 and 2002 presented in the financial statements were calculated as follows:

                                         NET     COMMON    PER SHARE
FOR THE QUARTER ENDED MARCH 31, 2003:  INCOME    SHARES     AMOUNT
                                       -------  --------  -----------
Basic earnings per share               $55,152  $738,658  $      .07
Effect of stock options                      -    41,231           -
                                       -------  --------  -----------
Diluted earnings per share             $55,152  $779,889  $      .07
                                       =======  ========  ===========

                                        NET     COMMON     PER SHARE
FOR THE QUARTER ENDED MARCH 31, 2002:  INCOME   SHARES      AMOUNT
                                       -------  --------  -----------
Basic earnings per share               $63,714  $738,658  $      .09
Effect of stock options                      -    37,629        (.01)
                                       -------  --------  -----------
Diluted earnings per share             $63,714  $776,287  $      .08
                                       =======  ========  ===========


NOTE 4.   STOCK-BASED  COMPENSATION

          The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods ended March 31, 2003 and 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.  STOCK-BASED  COMPENSATION  (CONTINUED)


                                                 Three Months Ended
                                                     March 31,
                                                   2003     2002
                                                  -------  -------
Net earnings as reported                          $55,152  $63,714
Deduct:  Total stock-based employee compensation
   expense determined under fair-value based
   method for all awards, net of tax                4,396   49,632
                                                  -------  -------
Pro forma net earnings                            $50,756  $14,082
                                                  =======  =======
Basic earnings per share:

   As reported                                    $   .07  $   .09
                                                  =======  =======
   Pro forma                                      $   .07  $   .02
                                                  =======  =======
Diluted earnings per share:

   As reported                                    $   .07  $   .08
                                                  =======  =======
   Pro forma                                      $   .07  $   .02
                                                  =======  =======

                            CHEROKEE BANKING COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FORWARD  LOOKING  STATEMENTS

          The following is a discussion of our financial condition as of March 31, 2003 compared to December 31, 2002 and our results of operations for the periods ended March 31, 2003 and 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

          1.   the  strength  of the U.S. economy in general and the strength of the  local  economies  in  which  operations  are  conducted;
          2.   the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve system;
          3.   inflation,  interest  rate,  market  and  monetary  fluctuations;
          4. the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
          5.   changes  in  consumer  spending,  borrowing  and  saving  habits;
          6.   technological  changes;
          7.   acquisitions;
          8.   the  ability  to  increase  market  share  and  control expenses;
          9. the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
          10. the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
          11. changes in the Company's organization, compensation and benefit plans;
          12. the costs and effects of litigation and of unexpected or adverse outcome in such litigation; and
          13. the Company's success at managing the risks involved in the foregoing.

          Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME

For the three months ended March 31, 2003, net interest income totaled $742,000 as compared to $688,000 for the same period in 2002. Interest income from loans, including fees increased $99,000 or 14% to $785,000 for the three months ended March 31, 2003. The increase in net interest income is due to the continued overall growth in the volume of interest earning assets, partially offset by continued decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.57% and 3.32%, respectively, for the three months ended March 31, 2003. The net interest margin and interest spread for the three months ended March 31, 2002 was 4.27% and 4.22%, respectively.

For the quarter ended March 31, 2003, interest income totaled $1,159,000 as compared to $1,117,000 for the same period in 2002. Interest expense decreased from $430,000 for the quarter ended March 31, 2002 to $417,000 for the same period in 2003.

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be made timely. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be proportional.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of assets and liabilities as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2003, the Bank, as measured by Gap, is in an asset sensitive position.

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

For more information on asset-liability management, see the Company's most recent annual report on Form 10-KSB, as filed with the Securities and Exchange Commission.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of management. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $51,000 for the three months ended March 31, 2003 as compared to $62,000 for the three months ended March 31, 2002. The total loan portfolio increased by approximately $3,088,000 during the three months ended March 31, 2003 as compared to $5,815,000 during the three months ended March 31, 2002. The allowance for loan losses was 1.42% of gross loans at March 31, 2003. We believe that the allowance for loan losses is adequate.
There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

OTHER INCOME

Other income for the three months ended March 31, 2003 totaled $229,000 as compared to $134,000 for the three months ended March 31, 2002. The increase in other income was primarily due to an increase in mortgage origination income and investment security gains during 2003 as compared to the same period in 2002.

OTHER EXPENSE

On July 1, 2002, the Bank opened its second branch location. The opening of this branch contributed to the increase in other expenses during the first quarter of 2003 compared to the first quarter of 2002 and is expected to better serve the Company's existing customers and to attract new customers.

Total other expense for the three months ended March 31, 2003 was $834,000 as compared to $657,000 for the same period in 2002. Salaries and benefits, the largest component of other expense, totaled $455,000 for the three months ended March 31, 2003, compared to $353,000 for the same period a year ago. Salary and employee benefits expense increased due to the hiring of additional employees. Other operating expenses were $294,000 for the three months ended March 31, 2003 as compared to $243,000 for the three months ended March 31, 2002. The increase in other operating expenses is due to the continued growth of the Bank.

INCOME TAXES

Income tax expense for the three months ended March 31, 2003 and 2002 was $31,000 and $39,000, respectively. The primary difference resulting in a decrease in income tax expense during the first quarter of 2003 was due to a decrease in the effective tax rate.

NET INCOME

The combination of the above factors resulted in net income of $55,000 for the three months ended March 31, 2003 compared to $64,000 for the three months ended March 31, 2002. Basic earnings per share was $.07 for the three months ended
March  31,  2003  compared  to  $.09  for  the  same  period  in  2002.

Diluted earnings per share were $.07 for the three months ended March 31, 2003 compared to diluted earnings per share of $.08 for the same period in 2002. The dilutive effect of the Company's outstanding options and warrants was $.01 per share during the three months ended March 31, 2002. The Company's options and warrants had no dilutive effect in the quarter ended March 31, 2003.

ASSETS AND LIABILITIES

During the first three months of 2003, total assets increased $2,110,000 or 2%, when compared to December 31, 2002. The most significant growth in assets was total loans, which increased $3,088,000 or 7% during the first three months of 2003. Total deposits increased $1,933,000 or 2%, from the December 31, 2002 amount of $80,257,000, and funded the majority of the growth in total liabilities.

INVESTMENT SECURITIES

Investment securities available-for-sale increased $433,000 from $34,873,000 at December 31, 2002 to $35,306,000 at March 31, 2003. This increase was the result of excess deposits being invested in securities. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2003.

PREMISES AND EQUIPMENT

Premises and equipment, net of depreciation, totaled $3,717,000 at March 31, 2003. The decrease of $24,000 from the December 31, 2002 amount of $3,741,000 was primarily due to additions of $27,000 and depreciation expense of $51,000.

LOANS

Loans totaled $47,211,000 at March 31, 2003, an increase of $3,088,000 or 7% since December 31, 2002. The largest increase in loans was in real estate-construction loans, which increased $3,189,000 or 34% to $12,461,000 at March 31, 2003. Balances within the major loans receivable categories as of March 31, 2003 and December 31, 2002 are as follows:


                                           MARCH 31,   DECEMBER 31,
                                             2003          2002
                                          -----------  -------------
Real estate - construction                $12,460,848  $   9,272,306
Real estate - mortgage                      7,377,129      7,453,721
Commercial and industrial                  24,253,130     23,862,595
Consumer and other                          3,119,970      3,534,217
                                          -----------  -------------
                                          $47,211,077  $  44,122,839
                                          ===========  =============

RISK  ELEMENTS  IN  THE  LOAN  PORTFOLIO

The  following  is  a  summary  of  risk  elements  in  the  loan  portfolio:


                                           MARCH 31,   DECEMBER 31,
                                              2003         2002
                                           ----------  -------------
Loans:  Nonaccrual loans                   $   76,000  $     108,000
Accruing loans more than 90 days past due  $        -  $       1,000



Activity in the allowance for loan losses for the period from January 1, 2003 to March 31, 2003 is as follows:


Balance, January 1,                                       $   640,158
Provision for loan losses for the period                       50,801
Net loans (charged off) recovered for the period              (19,477)
                                                          ------------
Balance, end of period                                    $   671,482
                                                          ============
Gross loans outstanding, end of period                    $47,211,077
                                                          ============
Allowance for loan losses to gross loans outstanding             1.42%
                                                          ============

DEPOSITS

At March 31, 2003 total deposits increased by $1,933,000, or 2% from December 31, 2002. Noninterest-bearing demand deposits decreased $10,024,000 or 50% and interest-bearing deposits increased $11,957,000 or 20%.

Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 are as follows:

                                            MARCH 31,   DECEMBER 31,
                                              2003          2002
                                           -----------  -------------
Noninterest-bearing demand deposits        $ 9,931,001  $  19,954,811
Interest-bearing demand deposits            43,986,895     32,028,352
Savings deposits                             2,148,863      2,144,761
Certificates of deposit $100,000 and over    5,819,014      6,029,055
Other time deposits                         20,304,119     20,099,856
                                           -----------  -------------
                                           $82,189,892  $  80,256,856
                                           ===========  =============

LIQUIDITY

The Company's liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 59% at March 31, 2003 and 63% at December 31, 2002.

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Cherokee County, Georgia and adjoining counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

We have also obtained lines of credit available with correspondent banks to purchase federal funds. At March 31, 2003, unused lines of credit totaled $5,000,000.

OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

The following table summarizes the Company's off-balance sheet financial instruments whose contract amounts represent credit risk as of March 31, 2003:

     Commitments  to  extend  credit     $     12,129,000
     Standby  letters  of  credit        $        224,000

Commitments to extend credit include short-term construction loans, home equity loans, and commercial and other real estate loans of $7 million, $2 million and $3 million, respectively. The Company uses the same credit policies in making commitments as it does for other loans. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

CAPITAL RESOURCES

Total shareholders' equity increased from $7,636,000 at December 31, 2002 to $7,790,000 at March 31, 2003. This increase was attributable to net earnings for the period and an increase of $99,000 in the fair value of securities available-for-sale, net of tax.

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

The following table summarizes the Bank's risk-based capital ratios at March 31, 2003:

     Tier  1  capital  (to  risk-weighted  assets)                 11.24%
     Total  capital  (to  risk-weighted  assets)                   12.33%
     Tier  1  capital  (to  total  average  assets)                 7.56%

As of March 31, 2003, the Company had approximately $572,000 in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios listed above would improve if these funds were injected.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                          PART II - OTHER INFORMATION


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The  2003  Annual  Meeting  of Shareholders was held on April 28,
          2003.

          (b)  Election  of  Directors

          The  following  directors  will serve until the 2004 Annual Meeting of
          Shareholders: J. Calvin Hill, Jr., Roger M. Johnson and J. David Keller. The following directors will serve until the 2005 Annual Meeting of Shareholders: Wanda P. Roach, A. R. (Rick) Roberts, III, and Donald F. Stevens.

          The following are the results of the votes cast by shareholders present at the 2003 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2006 Annual Meeting of Shareholders:

                                          For     Withhold
                                          ---     --------
               Dennis  W.  Burnette     523,178      -
               William  L.  Early       523,178      -
               Albert  L.  Evans        523,078     100


ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits:
               99.1 - CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K:
               None.

                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHEROKEE BANKING COMPANY
                                      (Registrant)



DATE:  May 12, 2003               BY:  /s/ Dennis W. Burnette
       ------------                  -------------------------------------
                                     Dennis W. Burnette
                                     President and Chief Executive Officer


DATE:  May 12, 2003               BY:  /s/ A.R. Roberts, III
       ------------                  -------------------------------------
                                     A.R. Roberts, III
                                     Chief Financial Officer and Chief
                                     Operations Officer

Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

                                  CERTIFICATION

I, Dennis W. Burnette certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May  12,  2003
       --------------


                                   /s/ Dennis W. Burnette
                                   ----------------------
                                   President and Chief Executive Officer

                                  CERTIFICATION


I, A.R. Roberts, III, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May  12,  2003
       --------------


                                   /s/ A.R. Roberts, III
                                   ---------------------
                                   Chief Financial Officer
                                   and Chief Operations Officer