Form 10QSB
period 2003-06-30
CHEROKEE BANKING CO
filed 2003-08-14
CIK 1077535

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended     JUNE 30, 2003
                                             --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-30511

                            CHEROKEE BANKING COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Georgia                        6711                    58-2432974
--------------------------   -----------------------------   ------------------
(State of Jurisdiction of    (Primary Standard Industrial    (I.R.S. Employer
   Incorporation or           Classification Code Number)    Identification No.)
     organization)


                 1275 RIVERSTONE PARKWAY, CANTON, GEORGIA 30114
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 479-3400
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
   ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject  to  such  filing  requirements for the past 90 days.   Yes  X   No
                                                                    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
738,658 shares of common stock, no par value per share, issued and outstanding as of August 1, 2003.

Transitional  Small  Business  Disclosure  Format       Yes     No  X
                                                            ---    ---

                            CHEROKEE BANKING COMPANY



------------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            PAGE NO.
                                                                            --------

PART I.  FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET (UNAUDITED) AT JUNE 30, 2003. . . . .    3

              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE
                 THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.    4

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 . . . . . . .     5

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
                 SIX MONTHS ENDED JUNE 30, 2003 AND 2002 . . . . . . . . . . .    6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) . . . . .    7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .   10

     ITEM 3 - CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .    17

PART II.     OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .    18

     ITEM 2. - CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . .    18

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . .    18

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .    18

     ITEM 5. - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .    18

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .    18

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            CHEROKEE BANKING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                  (UNAUDITED)

                                     ASSETS
                                     ------
Cash and due from banks                                           $  2,924,474
Federal funds sold                                                  13,164,000
                                                                  ------------

          Cash and cash equivalents                                 16,088,474

Interest-bearing deposits                                              298,000
Investment securities available-for-sale                            47,367,576
Other investments                                                      675,350
Loans, net                                                          49,147,895
Premises and equipment, net                                          3,712,505
Other assets                                                         2,419,356
                                                                  ------------

                                                                  $119,709,156
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Deposits
    Demand                                                        $ 13,813,335
    Money Market and NOW accounts                                   60,114,205
    Savings                                                          2,193,611
    Time                                                            26,365,763
                                                                  ------------
          Total deposits                                           102,486,914

Advances from the Federal Home Loan Bank                             8,500,000
Other liabilities                                                      738,955
                                                                  ------------

          Total liabilities                                        111,725,869
                                                                  ------------

Commitments

Stockholders' equity
    Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued and outstanding                                     -
    Common stock, no par value; 10,000,000 shares authorized;
        738,658 shares issued and outstanding                        7,330,505
    Retained earnings                                                  293,212
    Accumulated other comprehensive income                             359,570
                                                                  ------------

          Total stockholders' equity                                 7,983,287
                                                                  ------------

                                                                  $119,709,156
                                                                  ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            CHEROKEE BANKING COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                         THREE MONTHS             SIX MONTHS
                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                    ----------------------  -----------------------
                                                       2003        2002        2003         2002
                                                    ----------  ----------  -----------  ----------
INTEREST INCOME:
    Interest and fees on loans                      $  840,519  $  750,118  $  625,054   $1,435,360
    Interest on federal funds sold                      14,746      10,195      23,689       20,095
    Interest on investment securities                  375,145     391,887     738,171      804,504
    Interest on interest-bearing deposits                2,759       7,232       5,489       16,894
                                                    ----------  ----------  -----------  ----------
          TOTAL INTEREST INCOME                      1,233,169   1,159,432   1,392,403    2,276,853

INTEREST EXPENSE:
    Deposits                                           333,053     375,391     680,603      772,169
    Other borrowings                                    68,329      47,050     138,245       79,784
                                                    ----------  ----------  -----------  ----------
          TOTAL INTEREST EXPENSE                       401,382     422,441     818,848      851,953

          Net interest income                          831,787     736,991     573,555    1,424,900

PROVISION FOR LOAN LOSSES                               43,687      53,481      94,488      115,572
                                                    ----------  ----------  -----------  ----------
          Net interest income after provision          788,100     683,510     479,067    1,309,328
                                                    ----------  ----------  -----------  ----------
              for loan losses

OTHER INCOME
    Service charges on deposit accounts                105,745      84,154     205,304      167,307
    Gain on sales of securities available-for-sale           -           -      35,197            -
    Other operating income                             109,433      56,801     203,763      107,458
                                                    ----------  ----------  -----------  ----------
          TOTAL OTHER INCOME                           215,178     140,955     444,264      274,765
                                                    ----------  ----------  -----------  ----------

OTHER EXPENSES
    Salaries and other personnel expense               453,175     382,566     908,585      735,154
    Net occupancy and equipment expense                 85,496      65,162     169,589      126,791
    Other operating expense                            286,564     252,542     580,601      495,189
                                                    ----------  ----------  -----------  ----------
          TOTAL OTHER EXPENSE                          825,235     700,270   1,658,775    1,357,134
                                                    ----------  ----------  -----------  ----------

          INCOME BEFORE POVISION                       178,043     124,195    (735,444)     226,959
              FOR INCOME TAXES

INCOME TAX EXPENSE                                      59,590      47,574      90,951       86,624
                                                    ----------  ----------  -----------  ----------

          NET INCOME                                   118,453      76,621    (826,395)     140,335

BASIC EARNINGS PER SHARE                            $     0.16  $     0.10  $     0.24   $     0.19
                                                    ==========  ==========  ===========  ==========

DILUTED EARNINGS PER SHARE                          $     0.15  $     0.10  $     0.21   $     0.18
                                                    ==========  ==========  ===========  ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                      CHEROKEE BANKING COMPANY

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                         2003           2002
                                                                    ---------------  ----------

NET INCOME                                                          $      173,605   $ 140,335
                                                                    ---------------  ----------

OTHER COMPREHENSIVE INCOME:
    Unrealized holding gains on investment
        securities available-for-sale                                      315,660     392,211
    Less income tax expense related to investment
        securities available-for-sale                                     (119,951)   (149,040)
Reclassification adjustment for gains realized in net income, net
    of tax of $13,375                                                      (21,822)          -
                                                                    ---------------  ----------
       TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX                        173,887     243,171
                                                                    ---------------  ----------

       TOTAL COMPREHENSIVE INCOME                                   $      347,492   $ 383,506
                                                                    ===============  ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 CHEROKEE BANKING COMPANY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (UNAUDITED)

                                                                          2003           2002
                                                                      -------------  -------------
OPERATING ACTIVITIES
    Net income                                                        $    173,605   $    140,335
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                                           94,488        115,572
        Depreciation, amortization and accretion                           135,239         78,967
        Gain on sales of securities available-for-sale                     (35,197)             -
        Change in:
           Other assets                                                   (247,866)        13,473
           Other liabilities                                               199,603        (63,102)
                                                                      -------------  -------------

              Net cash provided by operating activities                    319,872        285,245
                                                                      -------------  -------------

INVESTING ACTIVITIES
    Proceeds from maturities and paydowns of
        of investment securities available-for-sale                      8,805,124      5,578,146
    Proceeds from sales of investment securities available-for-sale      3,485,066      1,984,786
    Purchases of investment securities available-for-sale              (24,502,511)    (8,131,391)
    Net change in interest-bearing deposits                                      -        599,000
    Purchases of other investments                                               -       (199,100)
    Proceeds from sale of other real estate                                 62,000              -
    Net change in loans                                                 (5,821,702)    (9,666,798)
    Purchase of premises and equipment                                     (73,095)      (675,469)
                                                                      -------------  -------------

          Net cash used in investing activities                        (18,045,118)   (10,510,826)
                                                                      -------------  -------------

FINANCING ACTIVITIES
    Net change in federal funds purchased                                        -       (222,000)
    Proceeds from FHLB borrowings                                                -      5,500,000
    Net change in deposits                                              22,230,079      9,670,512
                                                                      -------------  -------------

          Net cash provided by financing activities                     22,230,079     14,948,512
                                                                      -------------  -------------

Net change in cash and cash equivalents                                  4,504,833      4,722,931

Cash and cash equivalents at beginning of period                        11,583,641      1,611,623
                                                                      -------------  -------------

Cash and cash equivalents at end of period                            $ 16,088,474   $  6,334,554
                                                                      =============  =============

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

          The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

          The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Management's discussion and analysis of financial condition and results of operations, as set forth in this report on From 10-QSB, provides further information regarding the allowance for loan losses and includes a description of the Company's processes and methodology for determining the allowance of loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  3.  EARNINGS  PER  SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarter and six months ended June 30, 2003 and 2002 presented in the financial statements were calculated as follows:

                                                                2003                              2002
                                                  ---------------------------------  --------------------------------
                                                    Net       Common     Per Share     Net       Common     Per Share
                                                  Earnings     Share       Amount    Earnings     Share      Amount
                                                  ---------  ----------  ----------  ---------  ----------  --------
For the quarter ended June 30, 2003 and 2002:

            Basic earnings per share              $ 118,453  $  738,658  $     .16   $  76,621  $  738,658  $   .10

            Effect of stock options                       -      75,689       (.01)          -      37,629        -
                                                  ---------  ----------  ----------  ---------  ----------  --------

            Diluted earnings per share            $ 118,453  $  814,347  $     .15   $  76,621  $  776,287  $   .10
                                                  =========  ==========  ==========  =========  ==========  ========


                                                                2003                              2002
                                                  ---------------------------------  --------------------------------
                                                    Net       Common     Per Share     Net       Common     Per Share
                                                  Earnings     Share       Amount    Earnings     Share      Amount
                                                  ---------  ----------  ----------  ---------  ----------  --------
For the six months ended June 30, 2003 and 2002:

            Basic earnings per share              $ 173,605  $  738,658  $     .24   $ 140,335  $  738,658  $   .19

            Effect of stock options                       -      71,535       (.03)          -      37,629     (.01)
                                                  ---------  ----------  ----------  ---------  ----------  --------

            Diluted earnings per share            $ 173,605  $  810,193  $    (.21)  $ 140,335  $  776,287  $   .18
                                                  =========  ==========  ==========  =========  ==========  ========


NOTE  4.  STOCK-BASED  COMPENSATION

          The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the six months ended June 30, 2003 and 2002.

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (UNAUDITED)


NOTE  4.  STOCK-BASED  COMPENSATION  (CONTINUED)

                                                    Three Months Ended          Six Months Ended
                                                         June  30,                  June  30,
                                                 ------------------------  --------------------------
                                                     2003         2002         2003          2002
                                                 ------------  ----------  ------------  ------------
Net income as reported                           $    118,453  $   76,621  $    173,605  $    140,335
Deduct: Total stock-based employee compensation
  expense determined under fair-value based
  method for all awards, net of tax                     4,396      49,632         8,792        99,264
                                                 ------------  ----------  ------------  ------------

Pro forma net earnings                           $    114,057  $   26,989  $    164,813  $     41,071
                                                 ============  ==========  ============  ============

Basic earnings per share:
  As reported                                    $        .16  $      .10  $        .24  $        .19
                                                 ============  ==========  ============  ============
  Pro forma                                      $        .15  $      .04  $        .22  $        .06
                                                 ============  ==========  ============  ============

Diluted earnings per share:
  As reported                                    $        .15  $      .10  $        .21  $        .18
                                                 ============  ==========  ============  ============
  Pro forma                                      $        .14  $      .03  $        .20  $        .05
                                                 ============  ==========  ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

The following is a discussion of our financial condition as of June 30, 2003 compared to December 31, 2002 and our results of operations for the three and six month periods ended June 30, 2003 and 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME

For the six months ended June 30, 2003, net interest income totaled $1,574,000 as compared to $1,425,000 for the same period in 2002. Interest income from loans, including fees increased $190,000 or 13% to $1,625,000 for the six months ended June 30, 2003. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by continued decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.58% and 3.35%, respectively, for the six months ended June 30, 2003.

For the quarter ended June 30, 2003, interest income totaled $1,233,000 as compared to $1,159,000 for the same period in 2002. Interest expense decreased from $422,000 for the quarter ended June 30, 2002 to $408,000 for the same period in 2003. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended June 30, 2003, the net interest margin was 3.54% and the interest rate spread was 3.19%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of assets and liabilities as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2003, the Bank, as measured by Gap, is in an asset sensitive position.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of the Bank. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $94,000 for the six months ended June 30, 2003 as compared to $116,000 for the six months ended June 30, 2002. The provision charged to expense was $44,000 for the quarter ended June 30, 2003 as compared to $53,000 for the same period in 2002. The loan portfolio increased by approximately $5,735,000 during the six months ended June 30, 2003 as compared to $9,633,000 during the six months ended June 30, 2002. The allowance for loan losses was 1.42% of gross loans at June 30, 2003. We believe that the allowance for loan losses is adequate. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

OTHER  INCOME

Other income for the six months ended June 30, 2003 totaled $444,000 as compared to $275,000 for the six months ended June 30, 2002. The increase in other income was primarily due to increases in mortgage origination income, service charges on deposit accounts, and investment security gains during 2003 as compared to the same period in 2002. Mortgage origination income increased by $56,000 for the six months ended June 30, 2003 as compared to the same period in 2002.

Other income for the quarter ended June 30, 2003 totaled $215,000 as compared to $141,000 for the quarter ended June 30, 2002. This increase was due to an increase in mortgage origination income and service charges on deposit accounts.

OTHER  EXPENSE

On July 1, 2002, the Bank opened its second branch location. The opening of this branch contributed to the increase in other expenses during the six months and quarter ended June 30, 2003 compared to the six months ended June 30, 2002 and is expected to better serve the Company's existing customers and to attract new customers.

Total other expense for the six months ended June 30, 2003 was $1,659,000 as compared to $1,357,000 for the same period in 2002 and was $825,000 for the quarter ended June 30, 2003 compared to $700,000 for the quarter ended June 30, 2002. Salaries and benefits, the largest component of other expense, totaled $909,000 for the six months ended June 30, 2003, compared to $735,000 for the same period a year ago. Salaries and benefits totaled $453,000 for the quarter ended June 30, 2003 compared to $383,000 for the quarter ended June 30, 2002. Other operating expenses were $581,000 for the six months ended June 30, 2003 as compared to $495,000 for the six months ended June 30, 2002. Other operating expense totaled $287,000 for the quarter ended June 30, 2003 compared to $253,00 for the quarter ended June 30, 2002. These increases in other expenses for the three and six month periods ended June 30, 2003 are due to the continued growth of the Bank.

INCOME  TAXES

The income tax expense for the six months ended June 30, 2003 and 2002 was $91,000 and $87,000 and was $60,000 and $48,000 for the quarters ended June 30, 2003 and 2002, respectively. The effective tax rate was 34% and 38% for the six months ended June 30, 2003 and 2002, respectively and 33% and 38% for the quarters ended June 30, 2003 and 2002, respectively.

NET  INCOME

The combination of the above factors resulted in net income of $174,000 for the six months ended June 30, 2003 compared to $140,000 for the six months ended June 30, 2002. Basic earnings per share were $.24 for the six months ended June 30, 2003 compared to $.19 for the same period in 2002. Net income was $118,000 for the quarter ended June 30, 2003 compared to $77,000 for the same period in 2002.

Diluted earnings per share were $.21 for the six months ended June 30, 2003 compared to diluted earnings per share of $.18 in the same period in 2002. Diluted earnings per share were $.15 for the quarter ended June 30, 2003 compared to $.10 for the quarter ended June 30 2002.

ASSETS  AND  LIABILITIES

During the first six months of 2003, total assets increased $22,777,000 or 24%, when compared to December 31, 2002. The primary source of growth in assets was investment securities available-for-sale, which increased $12,494,000 or 36% during the first six months of 2003. Federal funds sold increased $5,750,000 from December 31, 2002 to $13,164,000 at June 30, 2003. Net loans increased $5,665,000 from $43,483,000 at December 31, 2002 to $49,148,000 at June 30,
2003. Total deposits increased $22,230,000 or 28% from the December 31, 2002 amount of $80,257,000 and funded the majority of the growth in total assets.

INVESTMENT  SECURITIES

Investment securities available-for-sale increased $12,494,000 from $34,873,000 at December 31, 2002 to $47,368,000 at June 30, 2003. This increase was the result of excess deposits being invested in securities. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2003.

PREMISES  AND  EQUIPMENT

Premises and equipment, net of depreciation, totaled $3,713,000 at June 30, 2003. The decrease of $29,000 from the December 31, 2002 amount of $3,741,000 was due to depreciation expense of $102,000 and purchases of $73,000.

LOANS

Gross loans totaled $49,858,000 at June 30, 2003, an increase of $5,735,000 or 13% since December 31, 2002. The largest increase in loans was in commercial and industrial loans, which increased $7,158,000 or 30% to $31,021,000 at June 30, 2003. Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

                                       JUNE 30,    DECEMBER 31,
                                         2003          2002
                                      -----------  -------------

     Real estate - construction       $10,523,786  $   9,272,306
     Real estate - mortgage             5,383,397      7,453,721
     Commercial and industrial         31,020,915     23,862,595
     Consumer and other                 2,929,467      3,534,217
                                      -----------  -------------
                                      $49,857,565  $  44,122,839
                                      ===========  =============

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                JUNE 30,   DECEMBER 31,
                                                  2003         2002
                                                ---------  -------------

     Loans:  Nonaccrual loans                   $  38,000  $     108,000
     Accruing loans more than 90 days past due  $   5,000  $       1,000

Activity in the allowance for loan losses for the period from January 1, 2003 to June 30, 2003 is as follows:

     Balance, January 1,                                   $   640,158
     Provision for loan losses for the period                   94,488
     Net loans (charged off) recovered for the period          (24,976)
                                                           ------------
     Balance, end of period                                $   709,670
                                                           ============
     Gross loans outstanding, end of period                $49,857,565
                                                           ============
     Allowance for loan losses to gross loans outstanding         1.42%
                                                           ============

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Cherokee County, Georgia and adjoining counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

DEPOSITS

At June 30, 2003 total deposits increased by $22,230,000, or 28% from December 31, 2002. Noninterest-bearing demand deposits decreased $6,141,000 or 31% and interest-bearing deposits increased $28,371,000 or 47%.

Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 are as follows:

                                                  JUNE 30,    DECEMBER 31,
                                                    2003          2002
                                                ------------  -------------

     Noninterest-bearing demand deposits        $ 13,813,335  $  19,954,811
     Interest-bearing demand deposits             60,114,205     32,028,352
     Savings deposits                              2,193,611      2,144,761
     Certificates of deposit $100,000 and over     5,825,184      6,029,055
     Other time deposits                          20,540,579     20,099,856
                                                ------------  -------------
                                                $102,486,914  $  80,256,835
                                                ============  =============

LIQUIDITY

The Company's liquidity needs include the funding of loans and the purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 66% at June 30, 2003 and 63% at December 31, 2002.

We have also obtained lines of credit available with correspondent banks to purchase federal funds. At June 30, 2003, unused lines of credit totaled $6,000,000.

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

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2003:

     Commitments to extend credit                                $11,881,000
     Standby letters of credit                                   $   227,000

Commitments to extend credit include short-term construction loans, home equity loans, and commercial and other real estate loans. The Company uses the same credit policies in making commitments as it does for other loans. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

CAPITAL  RESOURCES

Total shareholders' equity increased from $7,636,000 at December 31, 2002 to $7,983,000 at June 30, 2003. This increase was attributable to net income for the period and an increase of $174,000 in the fair value of securities available-for-sale, net of tax.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2003:

       Tier 1 capital (to risk-weighted assets)       10.46%
       Total capital (to risk-weighted assets)        11.51%
       Tier 1 capital (to total average assets)        6.87%

As of June 30, 2003, the Company had approximately $583,000 in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios listed above would improve if these funds were injected.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation NO. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002. As of June 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to be disclosed.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM  3.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          The Company's 2003 Annual Meeting of Shareholders was held on April 28, 2003. The matters voted upon and the voting results as to such matters were previously disclosed in the Company's form 10QSB for the period ended March 31, 2003.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits:

     31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
          exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission

          (b)  Reports  on  Form  8-K:
               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHEROKEE  BANKING  COMPANY
                                      (Registrant)



DATE:  August 13, 2003                      BY:  /s/  DENNIS  W.  BURNETTE
       ---------------                           ------------------------------
                                                 Dennis  W.  Burnette
                                                 President, Chief Executive
                                                 Officer and Director


DATE:  August 13, 2003                      BY:  /s/  A.R.  ROBERTS,  III
       ---------------                           ------------------------------
                                                 A.R.  Roberts,  III
                                                 Chief  Financial  Officer,
                                                 Chief Operations Officer
                                                 and Director