Form 10QSB/A
period 2003-06-30
CHEROKEE BANKING CO
filed 2003-10-31
CIK 1077535

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

                                                                  $119,709,156
                                                                  ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            CHEROKEE BANKING COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                         THREE MONTHS             SIX MONTHS
                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                    ----------------------  -----------------------
                                                       2003        2002        2003         2002
                                                    ----------  ----------  -----------  ----------
INTEREST INCOME:
    Interest and fees on loans                      $  840,519  $  750,118  $1,625,054   $1,435,360
    Interest on federal funds sold                      14,746      10,195      23,689       20,095
    Interest on investment securities                  375,145     391,887     738,171      804,504
    Interest on interest-bearing deposits                2,759       7,232       5,489       16,894
                                                    ----------  ----------  -----------  ----------
          TOTAL INTEREST INCOME                      1,233,169   1,159,432   2,392,403    2,276,853

INTEREST EXPENSE:
    Deposits                                           333,053     375,391     680,603      772,169
    Other borrowings                                    68,329      47,050     138,245       79,784
                                                    ----------  ----------  -----------  ----------
          TOTAL INTEREST EXPENSE                       401,382     422,441     818,848      851,953

          Net interest income                          831,787     736,991   1,573,555    1,424,900

PROVISION FOR LOAN LOSSES                               43,687      53,481      94,488      115,572
                                                    ----------  ----------  -----------  ----------
          Net interest income after provision          788,100     683,510   1,479,067    1,309,328
                                                    ----------  ----------  -----------  ----------
              for loan losses

OTHER INCOME
    Service charges on deposit accounts                105,745      84,154     205,304      167,307
    Gain on sales of securities available-for-sale           -           -      35,197            -
    Other operating income                             109,433      56,801     203,763      107,458
                                                    ----------  ----------  -----------  ----------
          TOTAL OTHER INCOME                           215,178     140,955     444,264      274,765
                                                    ----------  ----------  -----------  ----------

OTHER EXPENSES
    Salaries and other personnel expense               453,175     382,566     908,585      735,154
    Net occupancy and equipment expense                 85,496      65,162     169,589      126,791
    Other operating expense                            286,564     252,542     580,601      495,189
                                                    ----------  ----------  -----------  ----------
          TOTAL OTHER EXPENSE                          825,235     700,270   1,658,775    1,357,134
                                                    ----------  ----------  -----------  ----------

          INCOME BEFORE POVISION                       178,043     124,195     264,556      226,959
              FOR INCOME TAXES

INCOME TAX EXPENSE                                      59,590      47,574      90,951       86,624
                                                    ----------  ----------  -----------  ----------

          NET INCOME                                   118,453      76,621     173,605      140,335

BASIC EARNINGS PER SHARE                            $     0.16  $     0.10  $     0.24   $     0.19
                                                    ==========  ==========  ===========  ==========

DILUTED EARNINGS PER SHARE                          $     0.15  $     0.10  $     0.21   $     0.18
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