Form 10QSB
period 2003-09-30
CHEROKEE BANKING CO
filed 2003-11-14
CIK 1077535

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     SEPTEMBER 30, 2003
                                          -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-30511

                            CHEROKEE BANKING COMPANY
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         GEORGIA                          6711                   58-2432974
-------------------------------  -------------------------   -------------------
(State or other jurisdiction of     (Primary Standard          (IRS Employer
 incorporation or organization)  Industrial Classification   Identification No.)
                                       Code Number)


                 1275 RIVERSTONE PARKWAY, CANTON, GEORGIA 30114
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 479-3400
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
     ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
812,515 shares of common stock, no par value per share, issued and outstanding as of November 1, 2003.

Transitional Small Business Disclosure Format Yes     No  X
                                                  ---    ---

                            CHEROKEE BANKING COMPANY


================================================================================


                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                       ---------

PART I.     FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET (UNAUDITED) AT SEPTEMBER 30, 2003 . . . .3

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE
            THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30,
            2003 AND 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .4

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002. . . . . . .5

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
            NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002. . . . . . . . . . .6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) . . . . . . .7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . 10

     ITEM 3 - CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 17

PART II.    OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . 18

     ITEM 2. - CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . 18

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . 18

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . 18

     ITEM 5. - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 18

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 18

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CHEROKEE BANKING COMPANY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                             ASSETS
                             ------
Cash and due from banks                                          $  4,623,836
Federal funds sold                                                  1,738,000
                                                                 -------------
          Cash and cash equivalents                                 6,361,836

Interest-bearing deposits                                             199,000
Investment securities available-for-sale                           50,793,282
Other investments                                                     675,350
Loans, net                                                         51,166,788
Premises and equipment, net                                         3,913,865
Other assets                                                        2,758,108
                                                                 -------------

                                                                 $115,868,229
                                                                 =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Deposits
    Demand                                                       $ 13,559,131
    Money Market and NOW accounts                                  55,292,844
    Savings                                                         2,598,205
    Time                                                           26,953,963
                                                                 -------------
          Total deposits                                           98,404,143

Advances from the Federal Home Loan Bank                            8,500,000
Notes payable                                                       1,000,000
Other liabilities                                                     662,176
                                                                 -------------

          Total liabilities                                       108,566,319
                                                                 -------------

Commitments

Stockholders' equity
    Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued and outstanding                                    -
    Common stock, no par value; 10,000,000 shares authorized;
        812,515 shares issued and outstanding                       7,749,680
    Retained earnings                                                       -
    Accumulated other comprehensive loss                             (447,770)
                                                                 -------------

          Total stockholders' equity                                7,301,910
                                                                 -------------

                                                                 $115,868,229
                                                                 =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                         CHEROKEE BANKING COMPANY

                                     CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                (UNAUDITED)

                                                                   THREE MONTHS             NINE MONTHS
                                                                ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                               ---------------------  ------------------------
                                                                  2003       2002         2003       2002
                                                               ----------  ---------  -----------  -----------
INTEREST INCOME:
    Interest and fees on loans                                 $ 816,264   $ 768,415  $ 2,441,318  $ 2,203,775
    Interest on federal funds sold                                 4,788      12,033       28,477       32,128
    Interest on investment securities                            435,626     398,803    1,173,797    1,203,307
    Interest on interest-bearing deposits                          2,389       4,977        7,878       21,871
                                                               ----------  ---------  -----------  -----------
          TOTAL INTEREST INCOME                                1,259,067   1,184,228    3,651,470    3,461,081
                                                               ----------  ---------  -----------  -----------

INTEREST EXPENSE:
    Deposits                                                     317,759     384,667      998,362    1,156,836
    Other borrowings                                              74,696      54,517      212,941      134,301
                                                               ----------  ---------  -----------  -----------
          TOTAL INTEREST EXPENSE                                 392,455     439,184    1,211,303    1,291,137
                                                               ----------  ---------  -----------  -----------

          Net interest income                                    866,612     745,044    2,440,167    2,169,944

PROVISION FOR LOAN LOSSES                                         34,459      20,060      128,947      135,632
                                                               ----------  ---------  -----------  -----------
          Net interest income after provision for loan losses    832,153     724,984    2,311,220    2,034,312
                                                               ----------  ---------  -----------  -----------

OTHER INCOME:
    Service charges on deposit accounts                          110,071      91,051      315,375      258,358
    Gain (loss) on sales of securities available-for-sale           (581)          -       34,616            -
    Other operating income                                        92,712      57,693      296,475      165,151
                                                               ----------  ---------  -----------  -----------
          TOTAL OTHER INCOME                                     202,202     148,744      646,466      423,509
                                                               ----------  ---------  -----------  -----------

OTHER EXPENSE:
    Salaries and other personnel expense                         456,374     401,610    1,364,959    1,136,764
    Net occupancy and equipment expense                           84,781      83,958      254,370      210,749
    Other operating expense                                      329,956     285,723      910,557      780,912
                                                               ----------  ---------  -----------  -----------
          TOTAL OTHER EXPENSE                                    871,111     771,291    2,529,886    2,128,425
                                                               ----------  ---------  -----------  -----------

          INCOME BEFORE POVISION FOR INCOME TAXES                163,244     102,437      427,800      329,396

INCOME TAX EXPENSE                                                37,281      41,228      128,232      127,852
                                                               ----------  ---------  -----------  -----------

          NET INCOME                                           $ 125,963      61,209      299,568      201,544
                                                               ==========  =========  ===========  ===========

BASIC EARNINGS PER SHARE                                       $    0.16   $    0.08  $      0.37  $      0.25
                                                               ==========  =========  ===========  ===========

DILUTED EARNINGS PER SHARE                                     $    0.14   $    0.07  $      0.34  $      0.23
                                                               ==========  =========  ===========  ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                          CHEROKEE BANKING COMPANY

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                (UNAUDITED)


                                                                         2003           2002
                                                                    --------------  -------------
NET INCOME                                                          $     299,568         201,544
                                                                    --------------  -------------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized holding gains (losses) on investment
        securities available-for-sale                                    (987,083)       692,229
    Income tax (expense) benefit related to investment
        securities available-for-sale                                     375,092       (262,774)
Reclassification adjustment for gains realized in net income, net
  of tax of $13,154                                                       (21,462)             -
                                                                    --------------  -------------
          TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX            (633,453)       429,455
                                                                    --------------  -------------

          TOTAL COMPREHENSIVE INCOME (LOSS)                         $    (333,885)  $    630,999
                                                                    ==============  =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                     CHEROKEE BANKING COMPANY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                           (UNAUDITED)


                                                                         2003           2002
                                                                     -------------  -------------
OPERATING ACTIVITIES
    Net income                                                       $    299,568   $    201,544
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                                         128,947        135,632
        Depreciation, amortization and accretion                          208,083        129,960
        Gain on sales of securities available-for-sale                    (34,616)             -
        Change in:
           Other assets                                                   (91,797)       (14,008)
           Other liabilities                                              122,824          6,824
                                                                     -------------  -------------

              Net cash provided by operating activities                   633,009        459,952
                                                                     -------------  -------------

INVESTING ACTIVITIES
    Proceeds from maturities and paydowns of
        of investment securities available-for-sale                    15,431,688      8,931,073
    Proceeds from sales of investment securities available-for-sale     4,124,494      1,984,786
    Purchases of investment securities available-for-sale             (36,516,588)   (18,676,657)
    Net change in interest-bearing deposits                                99,000        599,000
    Purchases of other investments                                              -       (349,100)
    Proceeds from sale of other real estate                                62,000              -
    Net change in loans                                                (7,875,054)   (12,199,978)
    Purchase of bank owned life insurance                                       -       (785,842)
    Purchase of premises and equipment                                   (327,663)      (878,998)
                                                                     -------------  -------------

              Net cash used in investing activities                   (25,002,123)   (21,375,716)
                                                                     -------------  -------------

FINANCING ACTIVITIES
    Net change in federal funds purchased                                       -       (222,000)
    Proceeds from FHLB borrowings                                               -      8,500,000
    Proceeds from notes payable                                         1,000,000              -
    Net change in deposits                                             18,147,309     13,998,023
                                                                     -------------  -------------

              Net cash provided by financing activities                19,147,309     22,276,023
                                                                     -------------  -------------

Net change in cash and cash equivalents                                (5,221,805)     1,360,259

Cash and cash equivalents at beginning of period                       11,583,641      1,611,623
                                                                     -------------  -------------

Cash and cash equivalents at end of period                           $  6,361,836   $  2,971,882
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

          The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission.

NOTE 2.   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements as of and for the period ended December 31, 2002 as filed with our most recent annual report on Form 10-KSB.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.   EARNINGS PER SHARE

          On October 21, 2003, the Company awarded a 10% stock dividend to its shareholders of record as of October 7, 2003. 73,857 shares were issued in connection with this stock dividend. All share and per share amounts have been restated to reflect this stock dividend as if it had occurred at the beginning of the earliest period presented.

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarter and nine months ended September 30, 2003 and 2002 presented in the financial statements were calculated as follows:

                                                            2003                                2002
                                              ----------------------------------  ----------------------------------
                                                 Net       Common     Per Share      Net       Common     Per Share
                                              Earnings     Share       Amount     Earnings     Share       Amount
                                              ---------  ----------  -----------  ---------  ----------  -----------
For the quarters ended September 30, 2003
and 2002:

          Basic earnings per share            $ 125,963     812,515  $      .16   $  61,209     812,515  $      .08

          Effect of stock options                     -      85,347        (.02)          -      46,507        (.01)
                                              ---------  ----------  -----------  ---------  ----------  -----------

          Diluted earnings per share          $ 125,963     897,862  $      .14   $  61,209     859,022  $      .07
                                              =========  ==========  ===========  =========  ==========  ===========


                                                            2003                                2002
                                              ----------------------------------  ----------------------------------
                                                 Net       Common     Per Share      Net       Common     Per Share
                                              Earnings     Share       Amount     Earnings     Share       Amount
                                              ---------  ----------  -----------  ---------  ----------  -----------
For the nine months ended September 30, 2003
and 2002:

          Basic earnings per share            $ 299,568     812,515  $      .37   $ 201,544     812,515  $      .25

          Effect of stock options                     -      71,495        (.03)          -      46,507        (.02)
                                              ---------  ----------  -----------  ---------  ----------  -----------

          Diluted earnings per share          $ 299,568     884,010  $      .34   $ 201,544     859,022  $      .23
                                              =========  ==========  ===========  =========  ==========  ===========

NOTE 4.   STOCK-BASED COMPENSATION

          The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the nine months ended September 30, 2003 and 2002.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.   STOCK-BASED COMPENSATION (CONTINUED)


                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      --------------------  ---------------------
                                        2003       2002       2003        2002
                                      ---------  ---------  ---------  ----------

Net income as reported                $125,963   $ 61,209   $299,568   $ 201,544
Deduct:  Total stock-based employee
   compensation expense determined
   under fair-value based method for
   all awards, net of tax               (7,111)   (49,632)   (15,904)   (148,896)
                                      ---------  ---------  ---------  ----------

Pro forma net earnings                $118,852   $ 11,577   $283,664   $  52,648
                                      =========  =========  =========  ==========

Basic earnings per share:

   As reported                        $   0.16   $   0.08   $   0.37   $    0.25
                                      =========  =========  =========  ==========

   Pro forma                          $   0.15   $   0.01   $   0.35   $    0.06
                                      =========  =========  =========  ==========

Diluted earnings per share:

   As reported                        $   0.14   $   0.07   $   0.34   $    0.23
                                      =========  =========  =========  ==========

   Pro forma                          $   0.13   $   0.01   $   0.32   $    0.06
                                      =========  =========  =========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

The following is a discussion of our financial condition as of September 30, 2003 compared to December 31, 2002 and of our results of operations for the three and nine months ended September 30, 2003 and 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME

For  the  nine  months  ended  September  30,  2003, net interest income totaled
$2,440,000 as compared to $2,170,000 for the same period in 2002. Interest income from loans, including fees increased $238,000 or 11% to $2,441,000 for the nine months ended September 30, 2003. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by continued decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.50% and 3.28%, respectively, for the nine months ended September 30, 2003. The net interest margin realized on earning assets and the interest rate spread were 4.08% and 3.96%, respectively, for the nine months ended September 30, 2002.

For the quarter ended September 30, 2003, interest income totaled $1,259,000 as compared to $1,184,000 for the same period in 2002. Interest expense decreased from $439,000 for the quarter ended September 30, 2002 to $392,000 for the same period in 2003. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended September 30, 2003, the net interest margin was 3.29% and the interest rate spread was 3.04%. For the quarter ended September 30, 2002, the net interest margin was 3.97% and the interest rate spread was 3.85%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of assets and liabilities as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2003, the Bank, as measured by Gap, is in an asset sensitive position.

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

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of the Bank. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $34,000 for the quarter ended September 30, 2003 as compared to $20,000 for the quarter ended September 30, 2002. The provision charged to expense was $129,000 for the nine months ended September 30, 2003 as compared to $136,000 for the nine months ended September 30, 2002. The loan portfolio increased by approximately $7,684,000 during the nine months ended September 30, 2003 as compared to $12,064,000 during the nine months ended September 30, 2002. The allowance for loan losses was 1.41% of gross loans at September 30, 2003. We believe that the allowance for loan losses is adequate. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

OTHER  INCOME

Other income for the nine months ended September 30, 2003 totaled $646,000 as compared to $424,000 for the nine months ended September 30, 2002. The increase in other income was primarily due to increases in mortgage origination income, service charges on deposit accounts, and investment security gains during 2003 as compared to the same period in 2002. Mortgage origination income increased by $72,000 for the nine months ended September 30, 2003 as compared to the same period in 2002.

Other income for the quarter ended September 30, 2003 totaled $202,000 as compared to $149,000 for the quarter ended September 30, 2002. The increase in other income was primarily due to increases in mortgage origination income and service charges on deposit accounts.

OTHER  EXPENSE

On July 1, 2002, the Bank opened its second branch location. The opening of this branch contributed to the increase in other expenses during the first nine months of 2003 compared to the first nine months of 2002 and is expected to better serve the Company's existing customers and to attract new customers.

Total other expense for the nine months ended September 30, 2003 was $2,530,000 as compared to $2,128,000 for the same period in 2002 and was $871,000 for the quarter ended September 30, 2003 compared to $771,000 for the quarter ended September 30 2002. Salaries and benefits, the largest component of other expense, totaled $1,365,000 for the nine months ended September 30, 2003, compared to $1,137,000 for the same period a year ago. Salaries and benefits totaled $456,000 for the quarter ended September 30, 2003 compared to $402,000 for the quarter ended September 30, 2002. Other operating expenses were $911,000 for the nine months ended September 30, 2003 as compared to $781,000 for the nine months ended September 30, 2002. Other operating expense totaled $330,000 for the quarter ended September 30, 2003 compared to $286,000 for the quarter ended September 30, 2002. These increases in other expenses for the three and nine month periods ended September 30, 2003 are due to the continued growth of the Bank.

INCOME  TAXES

The income tax expense for the nine months ended September 30, 2003 and 2002 was $128,000 and was $37,000 and $41,000 for the quarters ended September 30, 2003 and 2002, respectively. The effective tax rate was 30% and 39% for the nine months ended September 30, 2003 and 2002, respectively, and 23% and 40% for the quarters ended September 30, 2003 and 2002, respectively.

NET  INCOME

The combination of the above factors resulted in net income of $300,000 for the nine months ended September 30, 2003 compared to $202,000 for the nine months ended September 30, 2002. Basic earnings per share was $.37 for the nine months ended September 30, 2003 compared to $.25 for the same period in 2002. Net income was $126,000 for the quarter ended September 30, 2003 compared to $61,000 for the same period in 2002.

Diluted earnings per share were $.34 for the nine months ended September 30, 2003 compared to diluted earnings per share of $.23 in the same period in 2002. The dilutive effect of the Company's outstanding options and warrants was $.03 and $.02 per share during the nine months ended September 30, 2003 and 2002, respectively.

ASSETS  AND  LIABILITIES

During the first nine months of 2003, total assets increased $18,936,000 or 20%, when compared to December 31, 2002. The primary source of growth in assets was investment securities available-for-sale, which increased $15,920,000 or 46% during the first nine months of 2003. Federal funds sold decreased $5,676,000 from December 31, 2002 to $1,738,000 at September 30, 2003. Net loans increased $7,684,000 from December 31, 2002 to $51,167,000 at September 30, 2003. Total
deposits increased $18,147,000 or 23% from the December 31, 2002 amount of $80,257,000 and provided the majority of the growth in total assets.

INVESTMENT  SECURITIES

Investment securities available-for-sale increased $15,920,000 from $34,873,000 at December 31, 2002 to $50,793,000 at September 30, 2003. This increase was the result of excess deposits being invested in securities. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2003.

PREMISES  AND  EQUIPMENT

Premises and equipment, net of depreciation, totaled $3,914,000 at September 30, 2003. The increase of $173,000 from the December 31, 2002 amount of $3,741,000 was due to purchases of $328,000 and depreciation expense of $155,000.

LOANS

Gross loans totaled $51,898,000 at September 30, 2003, an increase of $7,775,000 or 18% since December 31, 2002. The largest increase in loans was in commercial and industrial loans, which increased $3,544,000 or 15% to $27,407,000 at September 30, 2003. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

                                 SEPTEMBER 30,   December 31,
                                      2003           2002
                                 --------------  -------------

     Real estate - construction  $   14,132,353  $   9,272,306
     Real estate - mortgage           7,326,647      7,453,721
     Commercial and industrial       27,406,694     23,862,595
     Consumer and other               3,031,970      3,534,217
                                 --------------  -------------
                                 $   51,897,664  $  44,122,839
                                 ==============  =============

RISK  ELEMENTS  IN  THE  LOAN  PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                SEPTEMBER 30,   December 31,
                                                     2003           2002
                                                --------------  -------------

     Loans:  Nonaccrual loans                   $       24,000  $     108,000
     Accruing loans more than 90 days past due  $            0  $       1,000


Activity in the allowance for loan losses for the period from January 1, 2003 to September 30, 2003 is as follows:

     Balance, January 1,                                   $   640,158
     Provision for loan losses for the period                  128,947
     Net loans (charged off) recovered for the period          (38,229)
                                                           ------------
     Balance, end of period                                $   730,876
                                                           ============
     Gross loans outstanding, end of period                $51,898,000
                                                           ============
     Allowance for loan losses to gross loans outstanding         1.41%
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

DEPOSITS

At September 30, 2003 total deposits increased by $18,147,000, or 23% from December 31, 2002. Noninterest-bearing demand deposits decreased $6,396,000 or 32% and interest-bearing deposits increased $24,543,000 or 41%.

Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 are as follows:

                                                SEPTEMBER 30,   December 31,
                                                     2003           2002
                                                --------------  -------------

     Noninterest-bearing demand deposits        $   13,559,131  $  19,954,811
     Interest-bearing demand deposits               55,292,844     32,028,352
     Savings deposits                                2,598,205      2,144,761
     Certificates of deposit $100,000 and over       6,342,184      6,029,055
     Other time deposits                            20,611,779     20,099,856
                                                --------------  -------------
                                                $   98,404,143  $  80,256,835
                                                ==============  =============


LIQUIDITY

The Company's liquidity needs include the funding of loans and the purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 48% at September 30, 2003 and 50% at December 31, 2002.

We have also obtained lines of credit available with correspondent banks to purchase federal funds. At September 30, 2003, unused lines of credit totaled $8,400,000.

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

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2003:

     Commitments to extend credit                              $    13,876,000
     Standby letters of credit                                 $       227,000

CAPITAL  RESOURCES

Total shareholders' equity decreased from $7,636,000 at December 31, 2002 to $7,302,000 at September 30, 2003. This decrease was attributable to a decrease of $633,000 in the fair value of securities available-for-sale, net of tax partially offset by net income for the period.

On October 21, 2003, the Company awarded a 10% stock dividend to its shareholders of record as of October 7, 2003. 73,857 shares were issued in connection with this stock dividend. All share and per share amounts have been restated to reflect this stock dividend as if it had occurred at the beginning of the earliest period presented.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at September 30, 2003:

     Tier 1 capital (to risk-weighted assets)                      11.48%
     Total capital (to risk-weighted assets)                       12.51%
     Tier 1 capital (to total average assets)                       7.25%

As of September 30, 2003, the Company had approximately $603,000 in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios listed above would improve if these funds were injected.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation NO. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002. As of September 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to be disclosed.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM  3.     CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.   CHANGES IN SECURITIES

          (a)  Not  applicable.
          (b)  Not  applicable.
          (c) On October 21, 2003, the Company issued 73,857 shares to existing shareholders in connection with its declared 10% stock dividend. The issuance of common stock was exempt from registration under the Securities Act of 1933.
          (d)  Not  applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not  applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.

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


                            CHEROKEE BANKING COMPANY
                                  (Registrant)



DATE: November 12, 2003      BY: /S/DENNIS W. BURNETTE
     -------------------         ---------------------
                                 Dennis W. Burnette
                                 President, Chief Executive Officer and Director


DATE: November 12, 2003      BY: /S/A.R. ROBERTS, III
     -------------------         --------------------
                                 A.R. Roberts, III
                                 Chief Financial Officer, Chief Operations
                                 Officer and Director