Form 10KSB
period 2003-12-31
CHEROKEE BANKING CO
filed 2004-03-29
CIK 1077535

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2003
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________to _______________

        Commission file number   000-30511
                               -------------

                            CHEROKEE BANKING COMPANY
                 ----------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:     NONE.
                                                                -----

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $5,913,620
                                                                  ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $8,211,910 AS OF MARCH 12, 2004 BASED
                                           -------------------------------------
ON  A  PER  SHARE  PRICE  OF  $14.00.
 ------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 812,515 AS OF MARCH 12, 2004
                                                   ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 24, 2004, are incorporated by reference into
Part III.

  Transitional Small Business Disclosure format (check one):     Yes      No  X
                                                                     ---     ---

                                TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . .   1
   ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . .  12
   ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .  12
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .  12
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . .  13
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .  13
   ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .  13
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ITEM 8A.  ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . .  13
             CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .  13
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .  14
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .  15
   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . . . . . . . . .  15
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . .  16

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cherokee Banking Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend,' "plan," "believe," "seek,' "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     - significant increases in competitive pressure in the banking and financial services industries;

     - changes in the interest rate environment that could reduce anticipated or actual margins;

     - changes in political conditions or the legislative or regulatory environment;

     - general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     -    changes  occurring  in  business  conditions  and  inflation;

     -    changes  in  technology;

     -    changes  in  monetary  and  tax  policies;

     -    the  level  of  allowance  for  loan  loss;

     -    the  rate  of  delinquencies  and  amounts  of  charge-offs;

     -    the  rates  of  loan  growth;

     - adverse changes in asset quality and resulting credit risk-related losses and expenses;

     -    changes  in  the  securities  markets;  and

     - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

MARKET AREA AND COMPETITION

     The Bank's primary service or market area is Cherokee County, Georgia, which includes the cities of Ball Ground, Canton, Holly Springs, Waleska, and Woodstock. Cherokee County lies northwest of the city of Atlanta with Interstates 575 and 75 providing convenient access for many Cherokee County residents to employment opportunities in the northern metropolitan Atlanta area. In addition to serving Cherokee County, the Bank also offers lending services in neighboring Pickens County through a loan production office located in that county.

     The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving Cherokee
County, many of which have equal or greater financial or banking-related resources than the Bank. Cherokee County is currently served by at least 15 other bank and thrift institutions through approximately 49 branch locations. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors are Regions Bank, Wachovia (through its acquisition of the Bank of Canton), and First Cherokee State Bank.

LOAN  PORTFOLIO

     LENDING POLICY. The Bank aggressively seeks creditworthy borrowers within its primary service area. As of December 31, 2003, the Bank's loan portfolio was comprised of the following:

                                               PERCENTAGE OF
          LOAN CLASSIFICATION                   TOTAL LOANS
          -------------------------            --------------
          Real estate-related loans                42.7%

          Commercial loans                         52.1%

          Consumer loans                            5.2%

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

     REAL ESTATE LOANS. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and single-family residential construction loans for one-to-four unit family structures. The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 85%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 80% of the lower of the as-built appraised value or project cost, and a maximum of 85% if the loan is amortized. The Bank also offers home equity lines of credit, which equaled approximately 3% of the Bank's total loans, as of December 31, 2003, and have interest rate terms that are variable rather than fixed.

     As of December 31, 2003, approximately 48% of the Bank's real estate-related loans had interest rate terms that are variable or carried a term of 12 months or less. Additionally, the terms of the Bank's real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder's ability to sell the home to a buyer, the buyer's ability to obtain permanent financing and the construction project's ability to produce income in the interim.

     COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small- to medium-size businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank's commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank's commercial loans as of December 31, 2003, approximately 35% were adjustable-rate loans or mature within one year, 53% had maturities extending beyond 12 months but less than 60 months and 12% had maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

                                    EMPLOYEES

     As of December 31, 2003, the Bank employed 36.6 full-time equivalent employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. As a result, the Bank is exempt from the requirements of GAFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 12.1% and our ratio of Tier 1 Capital to risk-weighted assets was 11.0%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 7.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

     The FCRA Amendments include, among other things:

          - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

          - new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

          - for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

          - a new requirement for mortgage lenders to disclose credit scores to consumers.

Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. The Company and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

                        SELECTED STATISTICAL INFORMATION

     The selected statistical information required by Item 1 is included in the Company's 2003 Annual Report to Shareholders, which is Exhibit 13.1 to this Report, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM  2.   DESCRIPTION  OF  PROPERTIES

     The Company's and the Bank's main office is located at 1275 Riverstone Parkway, Canton, Georgia, which is part of the Riverstone Plaza Development near Interstate 575. Riverstone Parkway is also Georgia Business Highway 5, one of the major thoroughfares through Cherokee County and the city of Canton. Because the Bank is easily accessible from Interstate 575, our location allows us to reach small business customers throughout Cherokee County and consumers traveling to Riverstone Plaza, a major retail area in Cherokee County and a primary destination point in the market. Our Riverstone Parkway location is a
7,800 square foot building with three drive-up lanes and one drive-up ATM.   The
facility was completed in February 2000 and was financed by the Company's initial capitalization of the Bank. As a result, the property is free from any mortgage liens or encumbrances.

     In July 2002, Cherokee Bank opened its second location as a temporary facility located at 3595 Marietta Hwy, Canton, GA. The permanent full service 9,000 square foot facility including three drive-up windows and one drive up ATM was completed in December 2003 at a cost of approximately $1.5 million including furnishings. The land for this South Canton location was acquired in July 2001 at a cost of $599,380 and is owned by Cherokee Bank free and clear. In addition, approximately $450,000 in site improvements were made to this property prior to opening on the site.

     In October 2003, Cherokee Bank opened a Loan Production Office in adjacent Pickens County in the Foothills Shopping Center, near the mountain resort community of Big Canoe. A two-year lease was entered into for this Foothills Lending facility. Under the lease, Cherokee Bank is obligated to pay rent in the amount of $1,500 per month. The lease also gives Cherokee Bank the option to purchase the leased property for $215,000.

     Other than the property facilities described in the preceding paragraphs and the real estate-related loans funded by the Bank previously described in "Item 1. Description of Business-Cherokee Bank, N.A.-Loan Portfolio," the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The response to this Item 5(a) is included in the Company's 2003 Annual Report to Shareholders under the heading, "Market for Cherokee Banking Company's Common Stock; Payment of Dividends," and is incorporated herein by
reference.   Pursuant to Section 4(2) of the Securities Act of 1933, the Company
issued derivative securities to certain employees in connection with its qualified retirement plan(s) during 2003.

     (b)  None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's 2003 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are included in the Company's 2003 Annual Report to Shareholders, and are incorporated herein by reference:

     -    Report of Independent Certified Public Accountants

     -    Financial Statements:

          1.   Consolidated Balance Sheets dated as of December 31, 2003 and
               2002.
          2. Consolidated Statements of Earnings for the Years Ended December 31, 2003 and 2002.
          3. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003 and 2002.
          4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003 and 2002.
          5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002.
          6.   Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Offier and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers, as well as other employees. The Code of Ethics has been posted to the Company's website at www.cherokeebank.com. A copy may also be obtained, without charge, upon written request addressed to Cherokee Banking Company, 1275 Riverstone Parkway, P.O. Box 4250, Canton, Georgia 30114, Attention: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Corporate Secretary at 770-720-6923.

     The remaining information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2004, under the headings "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.


ITEM  10.  EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2004, under the heading "Compensation" and are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2003.


                                          Equity Compensation Plan Table

                                       (a)                           (b)                           (c)
                           ---------------------------  ------------------------------  --------------------------
Plan category              Number of securities to be   Weighted-average exercise       Number of securities
                           issued upon exercise of      price of outstanding            remaining available for
                           outstanding options,         options, warrants and rights    future issuance under
                           warrants and rights                                          equity compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column (a))
-------------------------  ---------------------------  ------------------------------  --------------------------
Equity compensation plans
approved by security                 N/A (1)                       N/A (1)                        N/A (1)
holders
                           ---------------------------  ------------------------------  --------------------------
Equity compensation plans
not approved by security           272,151 (2)                      $9.54                         15,380
holders
                           ---------------------------  ------------------------------  --------------------------
Total                               272,151                         $9.54                         15,380
                           ---------------------------  ------------------------------  --------------------------

(1)     The options reported in this row by the Company in its Annual Report on Form 10-KSB for the year ended
December 31, 2002 should have been reported in the row entitled, "Equity compensation plans not approved by security holders," as disclosed in this Annual Report.

(2)     Includes 201,905 shares underlying organizers' warrants issued in connection with the Company's initial public offering and 70,246 shares underlying options granted by the Company.

     The additional responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2004, under the heading "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2004, under the headings "Related Party Transactions" and "Compensation" and are incorporated herein by reference.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)  Exhibits

Exhibit
Number   Exhibit
-------  --------------------------------------------------------------------------------------------
3.1      Articles of Incorporation(1)
3.2      Bylaws(1)
4.1      See Articles of Incorporation at Exhibit 3.1 and Bylaws at Exhibit 3.2
10.1     Purchase and Sale Agreement (main office property), dated December 11, 1998(1)
10.2*    Employment Agreement, dated as of January 1, 1999, among Cherokee Bank, N.A., Cherokee
         Banking Company and Dennis W. Burnette(1)
10.3     Form of Cherokee Banking Company Organizers' Warrant Agreement(1)
10.4     Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking
         Company and The Bankers Bank(1)
10.5     Construction Agreement dated September 29, 1999 by and between Cherokee Banking
         Company, Inc. and W. H. Bass, Inc.(2)
10.6     Cherokee Banking Company 2000 Stock Option Plan and Form of Stock Option Award(3)
10.7     Lot/Land Purchase and Sale Agreement dated April 18, 2001 by and between Cherokee Bank,
         N.A. and Davis Holding Company, Inc.(4)
10.8     Construction contract dated as of March 18, 2002, among Cherokee Bank, N.A.  and W.H.
         Bass, Inc. (5)
10.9     Modular building contract dated as of February 6, 2002, among Cherokee Bank, N.A. and
         Bank & Business Systems, Inc. (5)
10.10*   Form of Executive Supplemental Retirement Plan(5)
10.11*   Form of Executive Split Dollar Plan(5)
10.12*   Form of Director Supplemental Retirement Plan(5)
10.13*   Form of Director Split Dollar Plan(5)
10.14*   Change of Control agreement dated April 17, 2003 by and between Cherokee Bank, N.A.  and
         John S. Moreau
10.15*   Employment Agreement dated April 17, 2003 by and between Cherokee Bank, N.A., Cherokee
         Banking Company and A.R. Roberts, III
13.1     2003 Annual Report to Shareholders
22.1     Subsidiaries of Cherokee Banking Company(2)
24.1     Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32.1     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

-------------------------------------------------
*    Compensatory plan or arrangement.

(1)  Incorporated herein by reference to exhibit of same number to the Company's Registration
     Statement on Form SB-2, Registration No. 333-71571, filed March 18, 1999.
(2)  Incorporated herein by reference to exhibit of same number to the Company's Annual Report on
     Form 10-KSB, filed March 23, 2000.


(3)  Incorporated herein by reference to exhibit of same number to the Company's Annual Report on
     Form 10-KSB, filed April 2, 2001.
(4)  Incorporated herein by reference to exhibit of same number to the Company's Annual Report on
     Form 10-KSB, filed March 29, 2002.
(5)  Incorporated herein by reference to exhibit of same number to the Company's Annual Report on
     Form 10-KSB, filed March 28, 2003.

(b)  Reports on Form 8-K filed in the fourth quarter of 2003:  None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table shows the amounts paid by the Company to Porter Keadle Moore, LLP, the Company's independent auditors, for the last two fiscal years.

                               2003     2002
                              -------  ------
     Audit fees               $57,876  46,179
     Audit-related fees             -       -
     Tax fees                   6,300   6,800
     All other fees                 -  16,850
                              -------  ------
          Total Fees          $64,176  69,829
                              =======  ======

AUDIT FEES
     Audit fees represent fees billed by Porter Keadle Moore, LLP for professional services rendered in connection with the (i) audit of the Company's annual financial statements for 2003 and 2002, and (ii) review of the financial statements included in the Company's quarterly filings on Form 10-QSB, annual filings on Form 10-KSB and other filings with the SEC.

AUDIT RELATED FEES
     Porter Keadle Moore, LLP billed no fees for audit related services during 2003 or 2002.

TAX FEES
     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Porter Keadle Moore, LLP for tax compliance, tax advice, and tax planning.

ALL OTHER FEES
     Other fees billed in 2002 related primarily to outsourced internal audit services that were pre-approved by the audit committee. Porter Keadle Moore, LLP billed no other fees during 2003.

     The fees billed by Porter Keadle Moore, LLP are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2003, 100% of the fees incurred were pre-approved.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHEROKEE BANKING COMPANY

                                   By:     /s/Dennis W. Burnette
                                           -------------------------------------
                                           Dennis W. Burnette
                                           President and Chief Executive Officer

                                   Date:   March 17, 2004


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


       Signature                              Title                              Date
------------------------  ------------------------------------------------  --------------

/s/ Dennis W. Burnette    President and Chief Executive Officer, Director   March 17, 2004
------------------------          (Principal Executive Officer)
Dennis W. Burnette


/s/ William L. Early                         Director                       March 17, 2004
------------------------
William L. Early

/s/ Albert L. Evans, Jr.                     Director                       March 17, 2004
------------------------
Albert L. Evans, Jr.

/s/ J. Calvin Hill, Jr.                      Director                       March 17, 2004
------------------------
J. Calvin Hill, Jr.

/s/ Roger M. Johnson                         Director                       March 17, 2004
------------------------
Roger M. Johnson

/s/ J. David Keller                          Director                       March 17, 2004
------------------------
J. David Keller


/s/ Wanda P. Roach                           Director                       March 17, 2004
------------------------
Wanda P. Roach

/s/ A. R. Roberts, III                 Secretary, Director                  March 17, 2004
------------------------    (Principal Financial and Accounting Officer)
A. R. Roberts, III

/s/ Donald F. Stevens                        Director                       March 17, 2004
------------------------
Donald F. Stevens

/s/ Edwin I. Swords, III                     Director                       March 17, 2004
------------------------
Edwin I. Swords, III

                                             EXHIBIT INDEX

Exhibit
Number   Description
-------  --------------------------------------------------------------------------------------------
3.1      Articles of Incorporation(1)
3.2      Bylaws(1)
4.1      See Articles of Incorporation at Exhibit 3.1 and Bylaws at Exhibit 3.2
10.1     Purchase and Sale Agreement (main office property), dated December 11, 1998(1)
10.2*    Employment Agreement, dated as of January 1, 1999, among Cherokee Bank, N.A., Cherokee
         Banking Company and Dennis W. Burnette(1)
10.3     Form of Cherokee Banking Company Organizers' Warrant Agreement(1)
10.4     Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking
         Company and The Bankers Bank(1)
10.5     Construction Agreement dated September 29, 1999 by and between Cherokee Banking
         Company, Inc. and W. H. Bass, Inc.(2)
10.6     Cherokee Banking Company 2000 Stock Option Plan and Form of Stock Option Award(3)
10.7     Lot/Land Purchase and Sale Agreement dated April 18, 2001 by and between Cherokee Bank,
         N.A. and Davis Holding Company, Inc.(4)
10.8     Construction contract dated as of March 18, 2002, among Cherokee Bank, N.A.  and W.H.
         Bass, Inc. (5)
10.9     Modular building contract dated as of February 6, 2002, among Cherokee Bank, N.A. and
         Bank & Business Systems, Inc. (5)
10.10*   Form of Executive Supplemental Retirement Plan(5)
10.11*   Form of Executive Split Dollar Plan(5)
10.12*   Form of Director Supplemental Retirement Plan(5)
10.13*   Form of Director Split Dollar Plan(5)
10.14*   Change of Control agreement dated April 17, 2003 by and between Cherokee Bank, N.A.  and
         John S. Moreau
10.15*   Employment Agreement dated April 17, 2003 by and between Cherokee Bank, N.A., Cherokee
         Banking Company and A.R. Roberts, III
13.1     2003 Annual Report to Shareholders
22.1     Subsidiaries of Cherokee Banking Company(2)
24.1     Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32.1     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

-------------------------------------------------
*    Compensatory plan or arrangement.

(1)  Incorporated herein by reference to exhibit of same number to the Company's Registration
     Statement on Form SB-2, Registration No. 333-71571, filed March 18, 1999.
(2)  Incorporated herein by reference to exhibit of same number to the Company's Annual Report on
     Form 10-KSB, filed March 23, 2000.
(3)  Incorporated herein by reference to exhibit of same number to the Company's Annual Report on
     Form 10-KSB, filed April 2, 2001.
(4)  Incorporated herein by reference to exhibit of same number to the Company's Annual Report on
     Form 10-KSB, filed March 29, 2002.
(5)  Incorporated herein by reference to exhibit of same number to the Company's Annual Report on
     Form 10-KSB, filed March 28, 2003.