Form 10QSB
period 2004-03-31
CHEROKEE BANKING CO
filed 2004-05-17
CIK 1077535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      MARCH 31, 2004
                                          ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  __________  to  __________

                       COMMISSION FILE NUMBER:  000-30511

                               CHEROKEE BANKING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                              58-2432974
--------------------------------                            --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation  or  organization)                             Identification No.)

                 1275 RIVERSTONE PARKWAY, CANTON, GEORGIA 30114
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 479-3400
                           ---------------------------
                          (Issuer's telephone number)

                                      N/A
      --------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject  to  such  filing  requirements for the past 90 days.  Yes  X    No
                                                                   ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,242,515 shares of common stock, no par value per share, issued and outstanding as of May 12, 2004.

Transitional Small Business Disclosure Format    Yes        No  X
                                                     ---       ---

                            CHEROKEE BANKING COMPANY


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET (UNAUDITED) AT MARCH 31, 2004 . . . .   4

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE
               THREE MONTHS ENDED MARCH 31, 2004 AND 2003. . . . . . . . . .   5

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003. . . . . .   6

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
               THREE MONTHS ENDED MARCH 31, 2004 AND 2003. . . . . . . . . .   7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) . . . . .   8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .  11

   ITEM 3.- CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . .  17

                            CHEROKEE BANKING COMPANY


--------------------------------------------------------------------------------

                                INDEX (CONTINUED)
                                -----------------

                                                                        PAGE NO.
                                                                        --------
PART II.    OTHER INFORMATION
   ITEM 1 - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .       18

   ITEM 2 - CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . .       18

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .       18

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .       18

   ITEM 5 - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .       18

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .       18

   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            CHEROKEE BANKING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                            Assets
                            ------


Cash and due from banks                                          $  4,607,897
Federal funds sold                                                 13,781,000
                                                                 ------------

          Cash and cash equivalents                                18,388,897

Interest-bearing deposits                                             100,000
Investment securities available-for-sale                           50,636,305
Other investments                                                     675,350
Loans, net                                                         63,256,222
Premises and equipment, net                                         5,262,992
Accrued interest receivable and other assets                        2,927,289
                                                                 ------------
                                                                 $141,247,055
                                                                 ============

             Liabilities and Stockholders' Equity
             ------------------------------------

Deposits:
    Demand                                                       $ 16,628,698
    Money market and NOW accounts                                  71,413,767
    Savings                                                         3,214,025
    Time                                                           20,770,197
    Time over $100,000                                              6,362,650
                                                                 ------------
          Total deposits                                          118,389,337

Advances from the Federal Home Loan Bank                            8,500,000
Accrued interest payable and other liabilities                        401,792
                                                                 ------------

          Total liabilities                                       127,291,129
                                                                 ------------
Commitments

Stockholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued and outstanding                                    -
    Common stock, no par value; 10,000,000 shares authorized;
        1,242,515 shares issued and outstanding                    13,737,886
    Retained earnings                                                 191,284
    Accumulated other comprehensive income                             26,756
                                                                 ------------

          Total stockholders' equity                               13,955,926
                                                                 ------------
                                                                 $141,247,055
                                                                 ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                               CHEROKEE BANKING COMPANY

                          CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                     (UNAUDITED)


                                                                  2004       2003
                                                               ----------  ----------
Interest income:
    Interest and fees on loans                                 $  977,897  $  784,535
    Interest and dividends on investment securities               452,053     363,026
    Interest on federal funds sold                                 12,512       8,943
    Interest on interest-bearing deposits                             628       2,730
                                                               ----------  ----------
          Total interest income                                 1,443,090   1,159,234
                                                               ----------  ----------

Interest expense:
    Interest on money market and NOW accounts                     105,995     115,484
    Interest on savings and time deposits                         205,079     232,066
    Interest on other borrowings                                   78,628      69,916
                                                               ----------  ----------
          Total interest expense                                  389,702     417,466
                                                               ----------  ----------

          Net interest income                                   1,053,388     741,768

Provision for loan losses                                         106,590      50,801
                                                               ----------  ----------
          Net interest income after provision for loan losses     946,798     690,967
                                                               ----------  ----------

Other income:
    Service charges on deposit accounts                           112,405      99,559
    Mortgage origination fees                                      66,604      56,327
    Investment security gains, net                                  4,268      35,197
    Other income                                                   52,595      38,003
                                                               ----------  ----------
          Total other income                                      235,872     229,086
                                                               ----------  ----------

Other expenses:
    Salaries and employee benefits                                594,982     455,410
    Occupancy and equipment                                       123,566      84,093
    Other operating                                               408,688     294,037
                                                               ----------  ----------
          Total other expenses                                  1,127,236     833,540
                                                               ----------  ----------

          Earnings before income taxes                             55,434      86,513

Income tax expense                                                 19,831      31,361
                                                               ----------  ----------

          Net earnings                                         $   35,603  $   55,152
                                                               ==========  ==========

Basic earnings per share                                       $     0.03  $     0.07
                                                               ==========  ==========

Diluted earnings per share                                     $     0.03  $     0.06
                                                               ==========  ==========

See accompanying notes to unaudited consolidated financial statements.

                                    CHEROKEE BANKING COMPANY

                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                           (UNAUDITED)


                                                                               2004      2003
                                                                            ---------  ---------
Net earnings                                                                $ 35,603   $ 55,152
                                                                            ---------  ---------
Other comprehensive income, net of tax:
    Unrealized holding gains on investment securities
        available-for-sale, net of income taxes of $178,093 and $60,480      290,572    120,499
    Reclassification adjustment for gains on sale of investment securities
        available-for-sale, net of income taxes of $1,622 and $13,375         (2,646)   (21,822)
                                                                            ---------  ---------
          Total other comprehensive income                                   287,926     98,677
                                                                            ---------  ---------

          Comprehensive income                                              $323,529   $153,829
                                                                            =========  =========

See accompanying notes to unaudited consolidated financial statements.

                                    CHEROKEE BANKING COMPANY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                           (UNAUDITED)


                                                                          2004          2003
                                                                     -------------  ------------
Cash flows from operating activities:
    Net earnings                                                     $     35,603   $    55,152
    Adjustments to reconcile net eanrings to net
        cash provided by operating activities:
        Provision for loan losses                                         106,590        50,801
        Depreciation, amortization and accretion                           88,979        51,343
        Investment security gains, net                                     (4,268)      (35,197)
        Change in:
           Accrued interest receivable and other assets                   (95,211)      (51,989)
           Accrued interest payable and other liabilities                 101,682        24,578
                                                                     -------------  ------------

              Net cash provided by operating activities                   233,375        94,688
                                                                     -------------  ------------
Cash flows from investing activities:
    Proceeds from  calls and maturities of investment
        securities available-for-sale                                   2,830,809     3,402,835
    Proceeds from sales of investment securities available-for-sale     8,807,013     3,485,066
    Purchases of investment securities available-for-sale             (13,724,809)   (7,126,719)
    Net change in loans                                                (6,579,600)   (3,169,716)
    Purchase of premises and equipment                                   (427,805)      (27,020)
                                                                     -------------  ------------

          Net cash used in investing activities                        (9,094,392)   (3,435,554)
                                                                     -------------  ------------
Cash flows from financing activities:
    Net change in deposits                                             23,753,724     1,933,057
    Net change in federal funds purchased                              (5,864,000)            -
    Repayment of other borrowings                                      (1,000,000)            -
    Proceeds from issuance of common stock                              6,020,000             -
    Stock issuance costs                                                  (31,795)            -
                                                                     -------------  ------------

          Net cash provided by financing activities                    22,877,929     1,933,057
                                                                     -------------  ------------

Net change in cash and cash equivalents                                14,016,912    (1,407,809)

Cash and cash equivalents at beginning of period                        4,371,985    11,583,641
                                                                     -------------  ------------

Cash and cash equivalents at end of period                           $ 18,388,897   $10,175,832
                                                                     =============  ============

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

          The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's Form 10-KSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission.

NOTE 2.   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements for the period ended December 31, 2003 as filed with our most recent annual report on Form 10-KSB.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 3.   EARNINGS PER SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarters ended March 31, 2004 and 2003 presented in the financial statements were calculated as follows:

                                                   NET     COMMON    PER SHARE
          FOR THE QUARTER ENDED MARCH 31, 2004:  INCOME    SHARES      AMOUNT
                                                 -------  ---------  ----------

          Basic earnings per share               $35,603  1,166,811  $      .03
          Effect of stock options and warrants         -     89,845           -
                                                 -------  ---------  ----------
          Diluted earnings per share             $35,603  1,256,656  $      .03
                                                 =======  =========  ==========

                                                   NET    COMMON    PER SHARE
          FOR THE QUARTER ENDED MARCH 31, 2003:  INCOME   SHARES     AMOUNT
                                                 -------  -------  -----------
          Basic earnings per share               $55,152  812,515  $      .07
          Effect of stock options and warrants         -   41,231        (.01)
                                                 -------  -------  -----------
          Diluted earnings per share             $55,152  853,746  $      .06
                                                 =======  =======  ===========

NOTE 4.   STOCK-BASED COMPENSATION

          The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods ended March 31, 2004 and 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 4.   STOCK-BASED COMPENSATION (Continued)

                                                        2004     2003
                                                       -------  -------
     Net earnings as reported                          $35,603  $55,152
     Deduct:  Total stock-based employee compensation
        expense determined under fair-value based
        method for all awards, net of tax                7,111    4,396
                                                       -------  -------
     Pro forma net earnings                            $28,492  $50,756
                                                       =======  =======
     Basic earnings per share:

        As reported                                    $   .03  $   .07
                                                       =======  =======

        Pro forma                                      $   .02  $   .07
                                                       =======  =======
     Diluted earnings per share:

        As reported                                    $   .03  $   .06
                                                       =======  =======

        Pro forma                                      $   .02  $   .06
                                                       =======  =======

                            CHEROKEE BANKING COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FORWARD LOOKING STATEMENTS

          The following is a discussion of our financial condition as of March 31, 2004 compared to December 31, 2003 and our results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 2004, net interest income totaled $1,053,000 as compared to $742,000 for the same period in 2003. Interest income from loans, including fees increased $193,000 or 25% to $978,000 for the three months ended March 31, 2004. The increase in net interest income is due to the continued overall growth in the volume of interest earning assets and a decrease in the overall cost of funds. The net interest margin realized on earning assets and the interest rate spread were 3.96% and 3.84%, respectively, for the three months ended March 31, 2004. The net interest margin and interest spread for the three months ended March 31, 2003 were 3.57% and 3.32%, respectively.

For the quarter ended March 31, 2004, interest income totaled $1,443,000 as compared to $1,159,000 for the same period in 2003. Interest expense decreased from $417,000 for the quarter ended March 31, 2003 to $390,000 for the same period in 2004.

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

Net interest income is the primary component of net earnings for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2004, the Bank, as measured by Gap, is in an asset sensitive position.

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

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT,  CONTINUED

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

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of management. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $107,000 for the three months ended March 31, 2004 as compared to $51,000 for the three months ended March 31, 2003. The total loan portfolio increased by approximately $6,580,000 during the three months ended March 31, 2004 as compared to $3,088,000 during the three months ended March 31, 2003. The allowance for loan losses was 1.42% of gross loans at March 31, 2004. We believe that the allowance for loan losses is adequate.
There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in our net earnings and, possibly, our capital.

OTHER  INCOME

Other income for the three months ended March 31, 2004 totaled $236,000 as compared to $229,000 for the three months ended March 31, 2003. The increase in other income was primarily due to an increase in mortgage origination income and service charges on deposit accounts, partially offset by a decrease in gains on sale of investment securities during 2004 as compared to the same period in 2003.

OTHER  EXPENSES

Total other expenses for the three months ended March 31, 2004 was $1,127,000 as compared to $834,000 for the same period in 2003. Salaries and benefits, the largest component of other expenses, totaled $595,000 for the three months ended March 31, 2004, compared to $455,000 for the same period a year ago. Salary and benefits expense increased due to the hiring of additional employees. Occupancy expenses were $124,000 for the three months ended March 31, 2004 as compared to $84,000 for the three months ended March 31, 2003. The increase is related primarily to the opening of a new banking facility in South Canton in January 2004. Other operating expenses were $409,000 for the three months ended March 31, 2004 as compared to $294,000 for the three months ended March 31, 2003. These increases in other expenses are due to the continued growth of the Bank.

INCOME TAXES

The income tax expense for the three months ended March 31, 2004 and 2003 was $20,000 and $31,000, respectively. The effective tax rate was 36% for the three months ended March 31, 2004 and 2003.

NET EARNINGS

The combination of the above factors resulted in net earnings of $36,000 for the three months ended March 31, 2004 compared to $55,000 for the three months ended March 31, 2003. Basic earnings per share was $.03 for the three months ended
March  31,  2004  compared  to  $.07  for  the  same  period  in  2003.

Diluted earnings per share were $.03 for the three months ended March 31, 2004 compared to diluted earnings per share of $.06 in the same period in 2003. The dilutive effect of the Company's outstanding options and warrants was $.01 per share during the three months ended March 31, 2003. The Company's options and warrants had no dilutive effect in the quarter ended March 31, 2004.

ASSETS AND LIABILITIES

During the first three months of 2004, total assets increased $23,303,000 or 20%, when compared to December 31, 2003. The most significant growth in assets was federal funds sold and net loans, which increased $13,781,000 and $6,474,000, respectively, during the first three months of 2004. Total deposits increased $23,754,000 or 25%, from the December 31, 2003 amount of $94,636,000, and comprised the majority of the growth in total liabilities. The growth in deposits was offset by a decrease in federal funds purchased of $5,864,000 and other borrowings of $1,000,000.

INVESTMENT SECURITIES

Investment securities available-for-sale increased $2,541,000 from $48,096,000 at December 31, 2003 to $50,636,000 at March 31, 2004. This increase was the result of excess deposits being invested in securities. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2004.

PREMISES AND EQUIPMENT

Premises and equipment, net of depreciation, totaled $5,263,000 at March 31, 2004. The increase of $354,000 from the December 31, 2003 amount of $4,909,000 was due to additions of $428,000, net of depreciation expense of $74,000.

LOANS

Gross loans totaled $64,165,000 at March 31, 2004, an increase of $6,580,000 or 11% since December 31, 2003. The largest increase in loans was in real estate-construction loans, which increased $4,446,000 or 28% to $20,601,000 at March 31, 2004. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

                                           March 31,   December 31,
                                             2004          2003
                                          -----------  -------------
      Real estate - construction          $20,600,513  $  16,154,111
      Real estate - mortgage                8,018,644      8,423,916
      Commercial and industrial            32,443,314     30,017,333
      Consumer and other                    3,102,406      2,989,302
                                          -----------  -------------
                                          $64,164,877  $  57,584,662
                                          ===========  =============

RISK ELEMENTS IN THE LOAN PORTFOLIO

The  following  is  a  summary  of  risk  elements  in  the  loan  portfolio:

                                                 March 31,   December 31,
                                                    2004         2003
                                                 ----------  -------------
      Loans:  Nonaccrual loans                   $   22,000  $           -
      Accruing loans more than 90 days past due  $        -  $           -

Activity in the allowance for loan losses for the period from January 1, 2004 to March 31, 2004 is as follows:

      Balance, January 1,                                   $   802,065
      Provision for loan losses for the period                  106,590
      Net loans (charged off) recovered for the period                -
                                                            ------------
      Balance, end of period                                $   908,655
                                                            ============
      Gross loans outstanding, end of period                $64,164,877
                                                            ============
      Allowance for loan losses to gross loans outstanding         1.42%
                                                            ============

DEPOSITS

At March 31, 2004, total deposits increased by $23,754,000, or 25% from December 31, 2003. Noninterest-bearing demand deposits increased $3,286,000 or 25% and interest-bearing deposits increased $20,468,000 or 25% over December 31, 2003 totals.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 are as follows:

                                                  March 31,    December 31,
                                                     2004          2003
                                                 ------------  -------------
      Noninterest-bearing demand deposits        $ 16,628,698  $  13,342,450
      Interest-bearing demand deposits             71,413,767     52,394,310
      Savings deposits                              3,214,025      2,438,973
      Certificates of deposit $100,000 and over     6,362,650      6,351,371
      Other time deposits                          20,770,197     20,108,509
                                                 ------------  -------------
                                                 $118,389,337  $  94,635,613
                                                 ============  =============

LIQUIDITY

The Company's liquidity needs include the funding of loans, purchases of operating assets and repayment of liabilities. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 50% at March 31, 2004 and 53% at December 31, 2003.

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Cherokee County and surrounding areas.

We have also obtained lines of credit available with correspondent banks to purchase federal funds. At March 31, 2004, unused lines of credit totaled $8,840,000.

OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are commitments that generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

The following table summarizes the Company's off-balance sheet financial instruments whose contract amounts represent credit risk as of March 31, 2004:

     Commitments to extend credit         $     19,837,000
     Standby letters of credit            $        373,000


CAPITAL RESOURCES

Total shareholders' equity increased from $7,644,000 at December 31, 2003 to $13,956,000 at March 31, 2004. The increase of $6,312,000 was due to net earnings for the period of $36,000, an increase of $288,000 in the fair value of securities available-for-sale, net of tax, and proceeds from our common stock offering of $6,020,000, net of stock issue costs of $32,000. The Company closed its intrastate offering of common stock on March 23, 2004 having sold 430,000 shares for total proceeds of $6,020,000. The proceeds of the offering will primarily be used to provide additional working capital for the Bank.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at March 31, 2004:

     Tier 1 capital (to risk-weighted assets)             9.98%
     Total capital (to risk-weighted assets)             15.26%
     Tier 1 capital (to total average assets)            14.22%

As of March 31, 2004, the Company had approximately $1,530,000 in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios, on an unconsolidated basis, listed above would improve if these funds were injected.

REGULATORY MATTERS

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us. Information regarding laws and regulations that may materially impact the Company and the Bank are incorporated herein by reference to the subsection entitled "Supervision and Regulation" of the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.   CONTROLS AND PROCEDURES

At March 31, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the three-months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.   CHANGES IN SECURITIES

          (a)  Not applicable.
          (b)  Not applicable.
          (c) The Company closed its secondary offering of common stock on March 23, 2004, having sold 430,000 shares at a per share price of $14.00, resulting in total gross proceeds of $6,020,000. The offering was exempt from registration under Section 3(a)(11) of the Securities Act of 1933, as amended, and was conducted in accordance with SEC Rule 147. The proceeds of the offering will primarily be used to provide additional working capital for the Bank.
          (d)  Not applicable.
          (e)  Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended
               31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended
               32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (b)  Reports  on  Form  8-K:

               None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHEROKEE BANKING COMPANY
                                        (Registrant)



DATE:  May 12, 2004                BY:   /s/ Dennis W. Burnette
       ------------                    --------------------------------------
                                       Dennis W. Burnette
                                       President, Chief Executive Officer and
Director


DATE:  May 12, 2004                 BY:   /s/ A.R. Roberts, III
       ------------                     -------------------------------------
                                        A.R. Roberts, III
                                        Chief Financial Officer,
                                        Chief Operations Officer and Director