Form 10QSB
period 2004-06-30
CHEROKEE BANKING CO
filed 2004-08-13
CIK 1077535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   JUNE 30, 2004
                                      -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                       COMMISSION FILE NUMBER:  000-30511

                            CHEROKEE BANKING COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                             58-2432974
--------------------------------                            -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                 1275 RIVERSTONE PARKWAY, CANTON, GEORGIA  30114
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (770) 479-3400
                                 --------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,242,515 shares of common stock, no par value per share, issued and outstanding as of August 12, 2004.

Transitional Small Business Disclosure Format       Yes      No  X
                                                        ---     ---

                                     CHEROKEE BANKING COMPANY

-------------------------------------------------------------------------------------------------
                                              INDEX
                                              -----

                                                                                         PAGE NO.
                                                                                         --------
PART I.              FINANCIAL INFORMATION

          ITEM 1 -   FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET (UNAUDITED) AT JUNE 30, 2004 . . . . . .        3

                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE
                        THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 . .        4

                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003. . . . . . . . .        5

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
                        SIX MONTHS ENDED JUNE 30, 2004 AND 2003. . . . . . . . . . . . .        6

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED). . . . . . .        7

          ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .       10

          ITEM 3 -   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . .       17

PART II.             OTHER INFORMATION

          ITEM 1. -  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .       18

          ITEM 2. -  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . .       18

          ITEM 3. -  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . .       18

          ITEM 4. -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .       18

          ITEM 5. -  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .       18

          ITEM 6. -  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . .       18

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CHEROKEE BANKING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                           ASSETS
                           ------
Cash and due from banks                                          $  4,264,342
Federal funds sold                                                  3,942,000
                                                                 -------------

        Cash and cash equivalents                                   8,206,342

Interest-bearing deposits                                             100,000
Investment securities available-for-sale                           46,498,540
Other investments                                                     705,350
Loans, net                                                         72,559,871
Premises and equipment, net                                         5,251,688
Accrued interest receivable and other assets                        3,863,633
                                                                 -------------

                                                                 $137,185,424
                                                                 =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Deposits:
    Demand                                                       $ 17,070,323
    Money market and NOW accounts                                  63,025,163
    Savings                                                         3,114,979
    Time                                                           21,154,705
    Time over $100,000                                             11,095,296
                                                                 -------------
        Total deposits                                            115,460,466

Advances from the Federal Home Loan Bank                            8,500,000
Accrued interest payable and other liabilities                        503,532
                                                                 -------------

        Total liabilities                                         124,463,998
                                                                 -------------

Commitments

Stockholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued and outstanding                                    -
    Common stock, no par value; 10,000,000 shares authorized;
        1,242,515 shares issued and outstanding                    13,737,886
    Retained earnings                                                 268,897
    Accumulated other comprehensive loss                           (1,285,357)
                                                                 -------------

        Total stockholders' equity                                 12,721,426
                                                                 -------------

                                                                 $137,185,424
                                                                 =============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                           CHEROKEE BANKING COMPANY

                                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                  (UNAUDITED)

                                                                  THREE MONTHS              SIX MONTHS
                                                                 ENDED JUNE 30,            ENDED JUNE 30,
                                                             -----------------------  ------------------------
                                                                2004        2003         2004         2003
                                                             ----------  -----------  -----------  -----------
Interest income:
    Interest and fees on loans                               $1,091,840  $   840,519  $ 2,069,737  $ 1,625,054
    Interest and dividends on investment securities             459,122      375,145      911,175      738,171
    Interest on federal funds sold                                3,072       14,746       15,584       23,689
    Interest on interest-bearing deposits                           240        2,759          868        5,489
                                                             ----------  -----------  -----------  -----------
        Total interest income                                 1,554,274    1,233,169    2,997,364    2,392,403

Interest expense:
    Interest on money market and NOW accounts                    99,180      114,930      205,175      230,414
    Interest on savings and time deposits                       191,865      218,123      396,944      450,189
    Interest on other borrowings                                 89,752       68,329      168,380      138,245
                                                             ----------  -----------  -----------  -----------
        Total interest expense                                  380,797      401,382      770,499      818,848

        Net interest income                                   1,173,477      831,787    2,226,865    1,573,555

Provision for loan losses                                       152,673       43,687      259,263       94,488
                                                             ----------  -----------  -----------  -----------
        Net interest income after provision for loan losses   1,020,804      788,100    1,967,602    1,479,067
                                                             ----------  -----------  -----------  -----------

Other income:
    Service charges on deposit accounts                         140,264      105,745      252,669      205,304
    Mortgage origination fees                                    52,824       68,528      119,428      124,855
    Investment security gains, net                                   93            -        4,361       35,197
    Other income                                                 57,658       40,905      110,253       78,908
                                                             ----------  -----------  -----------  -----------
        Total other income                                      250,839      215,178      486,711      444,264
                                                             ----------  -----------  -----------  -----------

Other expenses:
    Salaries and employee benefits                              584,479      453,175    1,179,461      908,585
    Occupancy and equipment                                     127,659       85,496      251,225      169,589
    Other operating                                             437,322      286,564      846,010      580,601
                                                             ----------  -----------  -----------  -----------
        Total other expense                                   1,149,460      825,235    2,276,696    1,658,775
                                                             ----------  -----------  -----------  -----------

        Earnings before income taxes                            122,183      178,043      177,617      264,556

Income tax expense                                               44,570       59,590       64,401       90,951
                                                             ----------  -----------  -----------  -----------

        Net earnings                                         $   77,613  $   118,453  $   113,216  $   173,605
                                                             ==========  ===========  ===========  ===========

Basic earnings per share                                     $     0.06         0.15  $      0.10  $      0.21
                                                             ==========  ===========  ===========  ===========

Diluted earnings per share                                   $     0.06  $      0.13  $      0.09  $      0.19
                                                             ==========  ===========  ===========  ===========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              CHEROKEE BANKING COMPANY

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                  FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                    (UNAUDITED)

                                                              2004         2003
                                                          ------------  -----------

Net earnings                                              $   113,216   $  173,605
                                                          ------------  -----------

Other comprehensive (loss) income, net of tax (benefit):
    Unrealized holding (losses) gains on investment
        securities available-for-sale, net of income tax
        (benefit) of ($626,070) and $119,951               (1,021,483)     195,709
Reclassification adjustment for gains on sale of
        investment securities available-for-sale, net
        of income taxes of $1,657 and $13,375                  (2,704)     (21,822)
                                                          ------------  -----------
          Total other comprehensive (loss) income          (1,024,187)     173,887
                                                          ------------  -----------

          Comprehensive (loss) income                     $  (910,971)  $  347,492
                                                          ============  ===========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                            (UNAUDITED)

                                                                          2004            2003
                                                                     ---------------  -------------
OPERATING ACTIVITIES
    Net earnings                                                     $      113,216   $    173,605
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
        Provision for loan losses                                           259,263         94,488
        Depreciation, amortization and accretion                            182,562        135,239
        Investment security gains, net                                       (4,361)       (35,197)
        Change in:
          Accrued interest receivable and other assets                     (226,742)      (247,866)
          Accrued interest payable and other liabilities                    203,422        199,603
                                                                     ---------------  -------------

             Net cash provided by operating activities                      527,360        319,872
                                                                     ---------------  -------------

INVESTING ACTIVITIES
    Proceeds from maturities and paydowns of
        of investment securities available-for-sale                       5,480,194      8,805,124
    Proceeds from sales of investment securities available-for-sale      11,135,799      3,485,066
    Purchases of investment securities available-for-sale               (16,696,214)   (24,502,511)
    Purchases of other investments                                          (30,000)             -
    Proceeds from sale of other real estate                                       -         62,000
    Net change in loans                                                 (16,036,537)    (5,821,702)
    Purchase of premises and equipment                                     (495,303)       (73,095)
                                                                     ---------------  -------------

          Net cash used in investing activities                         (16,642,061)   (18,045,118)
                                                                     ---------------  -------------

FINANCING ACTIVITIES
    Net change in deposits                                               20,824,853     22,230,079
    Net change in federal funds purchased                                (5,864,000)             -
    Repayment of other borrowings                                        (1,000,000)             -
    Proceeds from issuance of common stock                                6,020,000              -
    Stock issuance costs                                                    (31,795)             -
                                                                     ---------------  -------------

          Net cash provided by financing activities                      19,949,058     22,230,079
                                                                     ---------------  -------------

Net change in cash and cash equivalents                                   3,834,357      4,504,833

Cash and cash equivalents at beginning of period                          4,371,985     11,583,641
                                                                     ---------------  -------------

Cash and cash equivalents at end of period                           $    8,206,342   $ 16,088,474
                                                                     ===============  =============

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

          The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's Form 10-KSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

                                   (UNAUDITED)


NOTE 3.   EARNINGS PER SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarter and six months ended June 30, 2004 and 2003 presented in the financial statements were calculated as follows:

          FOR THE QUARTER ENDED JUNE 30, 2004:        NET      COMMON     PER SHARE
                                                   EARNINGS    SHARES      AMOUNT
                                                   ---------  ---------  -----------

          Basic earnings per share                 $  77,613  1,242,515  $      .06
          Effect of stock options and warrants             -     96,217           -
                                                   ---------  ---------  -----------
          Diluted earnings per share               $  77,613  1,338,732  $      .06
                                                   =========  =========  ===========

          FOR THE QUARTER ENDED JUNE 30, 2003:        NET      COMMON     PER SHARE
                                                   EARNINGS    SHARES      AMOUNT
                                                   ---------  ---------  -----------

          Basic earnings per share                 $ 118,453    812,515  $      .15
          Effect of stock options and warrants             -     83,257        (.02)
                                                   ---------  ---------  -----------
          Diluted earnings per share               $ 118,453    895,772  $      .13
                                                   =========  =========  ===========

          FOR THE SIX MONTHS ENDED JUNE 30, 2004:     NET      COMMON     PER SHARE
                                                   EARNINGS    SHARES      AMOUNT
                                                   ---------  ---------  -----------

          Basic earnings per share                 $ 113,216  1,090,274  $      .10
          Effect of stock options and warrants             -     96,217           -
                                                   ---------  ---------  -----------
          Diluted earnings per share               $ 113,216  1,186,491  $      .10
                                                   =========  =========  ===========

          FOR THE SIX MONTHS ENDED JUNE 30, 2003:     NET      COMMON     PER SHARE
                                                   EARNINGS    SHARES      AMOUNT
                                                   ---------  ---------  -----------

          Basic earnings per share                 $ 173,605    812,515  $      .21
          Effect of stock options and warrants             -     78,688        (.02)
                                                   ---------  ---------  -----------
          Diluted earnings per share               $ 173,605    891,203  $      .19
                                                   =========  =========  ===========

                                   (UNAUDITED)

NOTE 4.   STOCK-BASED COMPENSATION

          The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003.

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                  ----------------------
                                                     2004        2003
                                                  ----------  ----------

Net earnings as reported                          $   77,613  $  118,453
Deduct:  Total stock-based employee compensation
   expense determined under fair-value based
   method for all awards, net of tax                       -       4,396
                                                  ----------  ----------
Pro forma net earnings                            $   77,613  $  114,057
                                                  ==========  ==========
Basic earnings per share:
   As reported                                    $      .07  $      .15
                                                  ==========  ==========
   Pro forma                                      $      .07  $      .14
                                                  ==========  ==========
Diluted earnings per share:
   As reported                                    $      .06  $      .13
                                                  ==========  ==========
   Pro forma                                      $      .06  $      .13
                                                  ==========  ==========


                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                  ----------------------
                                                     2004        2003
                                                  ----------  ----------

Net earnings as reported                          $  113,216  $  173,605
Deduct:  Total stock-based employee compensation
   expense determined under fair-value based
   method for all awards, net of tax                       -       8,792
                                                  ----------  ----------
Pro forma net earnings                            $  113,216  $  164,813
                                                  ==========  ==========
Basic earnings per share:
   As reported                                    $      .10  $      .21
                                                  ==========  ==========
   Pro forma                                      $      .10  $      .20
                                                  ==========  ==========
Diluted earnings per share:
   As reported                                    $      .09  $      .19
                                                  ==========  ==========
   Pro forma                                      $      .09  $      .18
                                                  ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following is a discussion of our financial condition as of June 30, 2004 compared to December 31, 2003 and our results of operations for the three and six months ended June 30, 2004 compared to the three and six month periods ended June 30, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the six months ended June 30, 2004, net interest income totaled $2,227,000 as compared to $1,574,000 for the same period in 2003. Interest income from loans, including fees increased $445,000 or 27% to $2,070,000 for the six months ended June 30, 2004. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by continued decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.86% and 3.59%, respectively, for the six months ended June 30, 2004. The net interest margin was 3.58% and the net interest spread was 3.35% for the six months ended June 30, 2003.

For the quarter ended June 30, 2004, interest income totaled $1,554,000 as compared to $1,233,000 for the same period in 2003. Interest expense decreased from $401,000 for the quarter ended June 30, 2003 to $381,000 for the same period in 2004. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended June 30, 2004, the net interest margin was 3.90% and the interest rate spread was 3.58%. The net interest margin was 3.54% and the net interest spread was 3.19% for the quarter ended June 30, 2003.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of assets and liabilities as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2004, the Bank, as measured by Gap, is in an asset sensitive position.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of the Bank. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $259,000 for the six months ended June 30, 2004 as compared to $94,000 for the six months ended June 30, 2003 and was $153,000 for the quarter ended June 30, 2004 as compared to $44,000 for the quarter ended June 30, 2003. Net loans increased by approximately $15,777,000 during the six months ended June 30, 2004 as compared to $5,735,000 during the six months ended June 30, 2003. The allowance for loan losses was 1.43% of gross loans at June 30, 2004 as compared to 1.42% of gross loans at June 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. We believe that the allowance for loan losses is adequate. However, our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

OTHER INCOME

Other income for the six months ended June 30, 2004 totaled $487,000 as compared to $444,000 for the six months ended June 30, 2003. The increase in other income was primarily due to increases in service charges on deposit accounts during 2004 as compared to the same period in 2003. Service charges on deposit accounts increased by $47,000 for the six months ended June 30, 2004 as compared to the same period in 2003.

Other income for the quarter ended June 30, 2004 totaled $251,000 as compared to $215,000 for the quarter ended June 30, 2003. This increase was due primarily to an increase in service charges on deposit accounts of $35,000 for the quarter ending June 30,2004 as compared to the same period in 2003.

OTHER EXPENSES

Total other expenses for the six months ended June 30, 2004 was $2,277,000 as compared to $1,659,000 for the same period in 2003 and was $1,149,000 for the quarter ended June 30, 2004 compared to $825,000 for the quarter ended June 30, 2003. Salaries and benefits, the largest component of other expense, totaled $1,179,000 for the six months ended June 30, 2004, compared to $909,000 for the same period a year ago. Salaries and benefits totaled $584,000 for the quarter ended June 30, 2004 compared to $453,000 for the quarter ended June 30, 2003. Other operating expenses were $846,000 for the six months ended June 30, 2004 as compared to $581,000 for the six months ended June 30, 2003. Other operating expense totaled $437,000 for the quarter ended June 30, 2004 compared to $287,000 for the quarter ended June 30, 2003. The increases in other expenses for the three and six month periods ending June 30, 2004 are due primarily to the operation and staffing of a new branch facility that opened in January 2004, as well as the continued growth of the Bank.

INCOME TAXES

Income tax expense for the six months ended June 30, 2004 and 2003 was $64,000 and $91,000, respectively. Income tax expense for the quarters ended June 30, 2004 and 2003 was $45,000 and $60,000, respectively. The effective tax rate was 36% and 34% for the six months ended June 30, 2004 and 2003, respectively, and 36% and 33% for the quarters ended June 30, 2004 and 2003, respectively.

NET INCOME

The combination of the above factors resulted in net income of $113,000 for the six months ended June 30, 2004 compared to $174,000 for the six months ended June 30, 2003. Basic earnings per share was $.10 for the six months ended June 30, 2004 compared to $.21 for the same period in 2003. Net income was $78,000 for the quarter ended June 30, 2004 compared to $118,000 for the same period in 2003. Basic earnings per share were $.06 for the quarter ended June 30, 2004 compared to $.15 for the same period in 2003.

Diluted earnings per share were $.10 for the six months ended June 30, 2004 compared to diluted earnings per share of $.19 for the same period in 2003. The dilutive effect of the Company's outstanding options and warrants was $.00 and $.02 per share during the six months ended June 30, 2004 and 2003, respectively. Diluted earnings per share were $.06 for the quarter ended June 30, 2004 compared to $.13 for the quarter ended June 30 2003. The dilutive effect of the Company's outstanding options and warrants was $.00 and $.02 per share during the quarters ended June 30, 2004 and 2003, respectively.

ASSETS AND LIABILITIES

During the first six months of 2004, total assets increased $19,242,000 or 16%, when compared to December 31, 2003. The most significant growth in assets was net loans, which increased $15,777,000, during the first six months of 2004. Total deposits increased $20,825,000 or 22% from the December 31, 2003 amount of $94,636,000 and comprised the majority of the growth in total liabilities. The growth in deposits was offset by a decrease in federal funds purchased of $5,864,000 and other borrowings of $1,000,000.

INVESTMENT SECURITIES

Investment securities available-for-sale decreased $1,597,000 from $48,096,000 at December 31, 2003 to $46,499,000 at June 30, 2004 as the Bank continues to invest more of its funds in higher yielding assets such as loans. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2004.

PREMISES AND EQUIPMENT

Premises and equipment, net of depreciation, totaled $5,252,000 at June 30, 2004. The increase of $343,000 from the December 31, 2003 amount of $4,909,000 was due to additions of $495,000, net of depreciation expense of $152,000.

LOANS

Gross loans totaled $73,615,000 at June 30, 2004, an increase of $16,030,000 or 28% since December 31, 2003. The largest increase in loans was in real estate - construction loans, which increased $9,109,000 or 56% to $25,263,000 at June 30, 2004. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

                                  JUNE 30,    DECEMBER 31,
                                    2004          2003
                                 -----------  -------------

     Real estate - construction  $25,263,014  $  16,154,111
     Real estate - mortgage        9,286,772      8,423,916
     Commercial and industrial    36,019,841     30,017,333
     Consumer and other            3,045,023      2,989,302
                                 -----------  -------------
                                 $73,614,650  $  57,584,662
                                 ===========  =============


RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                JUNE 30,   DECEMBER 31,
                                                  2004         2003
                                                ---------  -------------

     Loans:  Nonaccrual loans                   $  19,000  $           -
     Accruing loans more than 90 days past due  $       -  $           -

Activity in the allowance for loan losses for the period from January 1, 2004 to June 30, 2004 is as follows:

     Balance, January 1,                                   $   802,065
     Provision for loan losses for the period                  259,263
     Net loans (charged off) recovered for the period           (6,550)
                                                           ------------
     Balance, end of period                                $ 1,054,778
                                                           ============
     Gross loans outstanding, end of period                $73,614,650
                                                           ============
     Allowance for loan losses to gross loans outstanding         1.43%
                                                           ============

DEPOSITS

At June 30, 2004 total deposits increased by $20,825,000, or 22% from December 31, 2003. Noninterest-bearing demand deposits increased $3,728,000 or 28% and interest-bearing deposits increased $17,097,000 or 21% from December 31, 2003.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

                                                  JUNE 30,    DECEMBER 31,
                                                    2004          2003
                                                ------------  -------------

     Noninterest-bearing demand deposits        $ 17,070,323  $  13,342,450
     Interest-bearing demand deposits             63,025,163     52,394,310
     Savings deposits                              3,114,979      2,438,973
     Certificates of deposit $100,000 and over    11,095,296      6,351,371
     Other time deposits                          21,154,705     20,108,509
                                                ------------  -------------
                                                $115,460,466  $  94,635,613
                                                ============  =============

LIQUIDITY

The Company's liquidity needs include the funding of loans, purchases of operating assets, and repayment of liabilities. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 59% at June 30, 2004 and 53% at December 31, 2003.

We have also obtained lines of credit available with correspondent banks to purchase federal funds. At June 30, 2004, unused lines of credit totaled $14,400,000.

OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are commitments generally having fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2004:

     Commitments to extend credit       $  22,118,000
     Standby letters of credit          $     373,000

CAPITAL RESOURCES

Total shareholders' equity increased from $7,644,000 at December 31, 2003 to $12,776,000 at June 30, 2004. This increase of $5,132,000 was due to net earnings for the period of $113,000 and proceeds from our common stock offering of $6,020,000, net of stock issue costs of $32,000, partially offset by a decrease of $1,024,000 in the fair value of securities available-for-sale, net of tax. The Company closed its intrastate offering of common stock on March 23, 2004 having sold 430,000 shares for total proceeds of $6,020,000. The proceeds of the offering will primarily be used to provide additional working capital for the Bank.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2004:

     Tier 1 capital (to risk-weighted assets)  13.20%
     Total capital (to risk-weighted assets)   14.31%
     Tier 1 capital (to total average assets)   9.56%

As of June 30, 2004, the Company had approximately $1,484,000 in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios listed above would improve if these funds were contributed to the Bank by the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

At June 30, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the Company's quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The 2004 Annual Meeting of Shareholders was held on May 24, 2004.
          (b)  Election of Directors

          The  following  directors  will serve until the 2005 Annual Meeting of
          Shareholders: Wanda P. Roach, A.R. (Rick) Roberts, III, and Donald F. Stevens. The following directors will serve until the 2006 Annual Meeting of Shareholders: Dennis W. Burnette, William L. Early, and Albert L. Evans.

          The following are the results of the votes cast by shareholders present at the 2004 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2007 Annual Meeting of Shareholders:

                  Name                For         Withhold
          -------------------       -------       --------
          J. Calvin Hill, Jr.       911,647          2,445
          Roger M. Johnson          912,867          1,225
          J. David Keller           912,647          1,445

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               31.1 - Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended
               31.2 - Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended
               32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K:
               None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHEROKEE BANKING COMPANY
                                        (Registrant)


DATE:  August 12, 2004                  BY:  /S/ DENNIS W. BURNETTE
       ---------------                       -----------------------------------
                                        Dennis W. Burnette
                                        President, Chief Executive Officer and
                                        Director


DATE:  August 12, 2004                  BY: /S/ A.R. ROBERTS, III
       ---------------                      ------------------------------------
                                        A.R. Roberts, III
                                        Chief Financial Officer,
                                        Chief Operations Officer and Director