Form 10QSB
period 2004-09-30
CHEROKEE BANKING CO
filed 2004-11-16
CIK 1077535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   SEPTEMBER 30, 2004
                                         -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                       COMMISSION FILE NUMBER:  000-30511

                            CHEROKEE BANKING COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)


               GEORGIA                                           58-2432974
    -------------------------------                          -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject  to  such  filing  requirements for the past 90 days.   Yes  X    No
                                                                    ----     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,242,515 shares of common stock, no par value per share, issued and outstanding as of November 12, 2004.

Transitional Small Business Disclosure Format  Yes      No   X
                                                   ---      ---

                            CHEROKEE BANKING COMPANY


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

PART I.       FINANCIAL INFORMATION

     ITEM 1 -  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEET (UNAUDITED) AT
                 SEPTEMBER 30, 2004. . . . . . . . . . . . . . . . . . . . .   3

               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE
                 THREE MONTHS AND THE NINE MONTHS ENDED
               SEPTEMBER 30, 2004 AND 2003 . . . . . . . . . . . . . . . . .   4

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 (LOSS) (UNAUDITED) FOR THE NINE MONTHS
                 ENDED SEPTEMBER 30, 2004 AND 2003 . . . . . . . . . . . . .   5

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 . . .   6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED). . . .   7

     ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . .  11

     ITEM 3 -  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . .  18

PART II.       OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  19

     ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .  19

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .  19

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .  19

     ITEM 5. - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  19

     ITEM 6. - EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .  19

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CHEROKEE BANKING COMPANY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


                            ASSETS
                            ------
Cash and due from banks                                          $  4,955,094
Federal funds sold                                                 14,688,000
                                                                 -------------

      Cash and cash equivalents                                    19,643,094

Interest-bearing deposits                                             100,000
Investment securities available-for-sale                           43,547,985
Other investments                                                     705,350
Loans, net                                                         77,803,268
Premises and equipment, net                                         5,202,726
Accrued interest receivable and other assets                        3,339,738
                                                                 -------------

                                                                 $150,342,161
                                                                 =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Deposits:
  Demand                                                         $ 16,021,399
  Money market and NOW accounts                                    65,687,369
  Savings                                                           3,710,761
  Time                                                             24,327,252
  Time over $100,000                                               17,523,001
                                                                 -------------
      Total deposits                                              127,269,782

Advances from the Federal Home Loan Bank                            8,500,000
Accrued interest payable and other liabilities                        712,740
                                                                 -------------

      Total liabilities                                           136,482,522
                                                                 -------------

Commitments

Stockholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized;
    no shares issued and outstanding                                        -
  Common stock, no par value; 10,000,000 shares authorized;
    1,242,515 shares issued and outstanding                        13,728,330
  Retained earnings                                                   471,689
  Accumulated other comprehensive loss                               (340,380)
                                                                 -------------

      Total stockholders' equity                                   13,859,639
                                                                 -------------

                                                                 $150,342,161
                                                                 =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                          CHEROKEE BANKING COMPANY

                                      CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                 (UNAUDITED)


                                                                THREE MONTHS              NINE MONTHS
                                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                           ------------------------  ------------------------
                                                              2004         2003         2004        2003
                                                           -----------  -----------  -----------  -----------
Interest income:
    Interest and fees on loans                             $ 1,202,505  $  816,264   $ 3,272,242  $ 2,441,318
    Interest and dividends on investment securities            421,778     435,626     1,332,953    1,173,797
    Interest on federal funds sold                               6,620       4,788        22,204       28,477
    Interest on interest-bearing deposits                          636       2,389         1,504        7,878
                                                           -----------  -----------  -----------  -----------
      Total interest income                                  1,631,539   1,259,067     4,628,903    3,651,470

Interest expense:
    Interest on money market and NOW accounts                  112,138     101,743       317,313      332,157
    Interest on savings and time deposits                      240,150     216,016       637,094      666,205
    Interest on other borrowings                                88,123      74,696       256,503      212,941
                                                           -----------  -----------  -----------  -----------
      Total interest expense                                   440,411     392,455     1,210,910    1,211,303

      Net interest income                                    1,191,128     866,612     3,417,993    2,440,167

Provision for loan losses                                       25,686      34,459       284,949      128,947
                                                           -----------  -----------  -----------  -----------
      Net interest income after provision for loan losses    1,165,442     832,153     3,133,044    2,311,220
                                                           -----------  -----------  -----------  -----------

Other income:
    Service charges on deposit accounts                        127,404     110,071       380,073      315,375
    Mortgage origination fees                                   64,417      53,418       183,845      178,273
    Investment security gains (losses), net                        101        (581)        4,462       34,616
    Other income                                                53,567      39,294       163,820      118,202
                                                           -----------  -----------  -----------  -----------
      Total other income                                       245,489     202,202       732,200      646,466
                                                           -----------  -----------  -----------  -----------

Other expenses:
    Salaries and employee benefits                             557,930     456,374     1,737,391    1,364,959
    Occupancy and equipment                                    138,156      84,781       389,381      254,370
    Other operating                                            452,528     329,956     1,298,538      910,557
                                                           -----------  -----------  -----------  -----------
      Total other expense                                    1,148,614     871,111     3,425,310    2,529,886
                                                           -----------  -----------  -----------  -----------

      Earnings before income taxes                             262,317     163,244       439,934      427,800

Income tax expense                                              59,525      37,281       123,926      128,232
                                                           -----------  -----------  -----------  -----------

      Net earnings                                         $   202,792  $  125,963   $   316,008  $   299,568
                                                           ===========  ===========  ===========  ===========

Basic earnings per share                                   $      0.16  $     0.16   $      0.28  $      0.37
                                                           ===========  ===========  ===========  ===========

Diluted earnings per share                                 $      0.15  $     0.14   $      0.26  $      0.34
                                                           ===========  ===========  ===========  ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            CHEROKEE BANKING COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                           2004        2003
                                                         ----------  ----------

Net earnings                                             $ 316,008   $ 299,568
                                                         ----------  ----------

Other comprehensive loss, net of tax benefit:
    Unrealized holding losses on investment securities
      available-for-sale, net of income tax benefit
      of $46,853 and $375,092                              (76,444)   (611,991)
Reclassification adjustment for gains on sale of
  investment securities available-for-sale, net
  of income taxes of $1,696 and $13,154                     (2,766)    (21,462)
                                                         ----------  ----------
      Total other comprehensive loss                       (79,210)   (633,453)
                                                         ----------  ----------

      Comprehensive  income (loss)                       $ 236,798   $(333,885)
                                                         ==========  ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                    CHEROKEE BANKING COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                          (UNAUDITED)


                                                                       2004           2003
                                                                   -------------  -------------
OPERATING ACTIVITIES
  Net earnings                                                     $    316,008   $    299,568
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Provision for loan losses                                           284,949        128,947
    Depreciation, amortization and accretion                            272,771        208,083
    Investment security gains, net                                       (4,462)       (34,616)
    Change in:
      Accrued interest receivable and other assets                     (282,026)       (91,797)
      Accrued interest payable and other liabilities                    412,630        122,824
                                                                   -------------  -------------

        Net cash provided by operating activities                       999,870        633,009
                                                                   -------------  -------------

INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of
    of investment securities available-for-sale                       7,357,488     15,431,688
  Proceeds from sales of investment securities available-for-sale    15,710,937      4,124,494
  Purchases of investment securities available-for-sale             (18,686,257)   (36,516,588)
  Purchases of other investments                                        (30,000)             -
  Net change in interest-bearing deposits                                     -         99,000
  Proceeds from sale of other real estate                                     -         62,000
  Net change in loans                                               (21,305,620)    (7,875,054)
  Purchase of premises and equipment                                   (524,128)      (327,663)
                                                                   -------------  -------------

      Net cash used in investing activities                         (17,477,580)   (25,002,123)
                                                                   -------------  -------------

FINANCING ACTIVITIES
  Net change in deposits                                             32,634,169     18,147,309
  Net change in federal funds purchased                              (5,864,000)             -
  Proceeds from other borrowings                                              -      1,000,000
  Repayment of other borrowings                                      (1,000,000)             -
  Proceeds from issuance of common stock                              6,020,000              -
  Stock issuance costs                                                  (41,350)             -
                                                                   -------------  -------------

      Net cash provided by financing activities                      31,748,819     19,147,309
                                                                   -------------  -------------

Net change in cash and cash equivalents                              15,271,109     (5,221,805)

Cash and cash equivalents at beginning of period                      4,371,985     11,583,641
                                                                   -------------  -------------

Cash and cash equivalents at end of period                         $ 19,643,094   $  6,361,836
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

          The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's Form 10-KSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3.   EARNINGS PER SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarter and nine months ended September 30, 2004 and 2003 presented in the financial statements were calculated as follows:

          FOR THE QUARTER ENDED SEPTEMBER 30, 2004:          NET        COMMON     PER SHARE
                                                          EARNINGS      SHARES       AMOUNT
                                                         -----------  -----------  -----------

          Basic earnings per share                       $   202,792    1,242,515  $      .16
          Effect of stock options and warrants                     -      104,730        (.01)
                                                         -----------  -----------  -----------
          Diluted earnings per share                     $   202,792    1,347,245  $      .15
                                                         ===========  ===========  ===========


          FOR THE QUARTER ENDED SEPTEMBER 30, 2003:          NET        COMMON     PER SHARE
                                                          EARNINGS      SHARES       AMOUNT
                                                         -----------  -----------  -----------

          Basic earnings per share                       $   125,963      812,515  $      .16
          Effect of stock options and warrants                     -       85,347        (.02)
                                                         -----------  -----------  -----------
          Diluted earnings per share                     $   125,963      897,862  $      .14
                                                         ===========  ===========  ===========


          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:      NET        COMMON     PER SHARE
                                                          EARNINGS      SHARES       AMOUNT
                                                         -----------  -----------  -----------

          Basic earnings per share                       $   316,008    1,141,392  $      .28
          Effect of stock options and warrants                     -       96,217        (.02)
                                                         -----------  -----------  -----------
          Diluted earnings per share                     $   316,008    1,237,609  $      .26
                                                         ===========  ===========  ===========


          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:      NET        COMMON     PER SHARE
                                                          EARNINGS      SHARES       AMOUNT
                                                         -----------  -----------  -----------

          Basic earnings per share                       $   299,568      812,515  $      .37
          Effect of stock options and warrants                     -       71,495        (.03)
                                                         -----------  -----------  -----------
          Diluted earnings per share                     $   299,568      884,010  $      .34
                                                         ===========  ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.   STOCK-BASED COMPENSATION

          The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003.

                                                     THREE MONTHS ENDED
                                                         SEPTEMBER
                                                  ------------------------
                                                     2004        30,
                                                  -----------  -----------

Net earnings as reported                          $  202,792   $  125,963
Deduct:  Total stock-based employee compensation
  expense determined under fair-value based
  method for all awards, net of tax                   (7,111)      (7,111)
                                                  -----------  -----------
Pro forma net earnings                            $  195,681   $  118,852
                                                  ===========  ===========
Basic earnings per share:
  As reported                                     $      .16   $      .16
                                                  ===========  ===========
  Pro forma                                       $      .16   $      .15
                                                  ===========  ===========
Diluted earnings per share:
  As reported                                     $      .15   $      .14
                                                  ===========  ===========
  Pro forma                                       $      .15   $      .13
                                                  ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.   STOCK-BASED COMPENSATION (CONTINUED)


                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  ------------------------
                                                     2004        2003
                                                  -----------  -----------

Net earnings as reported                          $  316,008   $  299,568
Deduct:  Total stock-based employee compensation
  expense determined under fair-value based
  method for all awards, net of tax                  (21,333)     (15,904)
                                                  -----------  -----------
Pro forma net earnings                            $  294,675   $  283,664
                                                  ===========  ===========
Basic earnings per share:
  As reported                                     $      .28   $      .37
                                                  ===========  ===========
  Pro forma                                       $      .26   $      .35
                                                  ===========  ===========
Diluted earnings per share:
  As reported                                     $      .26   $      .34
                                                  ===========  ===========
  Pro forma                                       $      .24   $      .32
                                                  ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following is a discussion of our financial condition as of September 30, 2004 compared to December 31, 2003 and our results of operations for the three and nine months ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

For  the  nine  months  ended  September  30,  2004, net interest income totaled
$3,418,000 as compared to $2,440,000 for the same period in 2003. Interest income from loans, including fees increased $831,000 or 34% to $3,272,000 for the nine months ended September 30, 2004. The increase in net interest income is due to the overall growth in the volume of interest earning assets, and an increase in our net interest margin. The net interest margin realized on earning assets and the interest rate spread were 3.83% and 3.61%, respectively, for the nine months ended September 30, 2004. The net interest margin was 3.50% and the net interest spread was 3.28% for the nine months ended September 30, 2003.

For the quarter ended September 30, 2004, interest income totaled $1,632,000 as compared to $1,259,000 for the same period in 2003. Interest expense increased to $440,000 for the quarter ended September 30, 2003 from $392,000 for the same period in 2003. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended September 30, 2004, the net interest margin was 3.78% and the interest rate spread was 3.53%. The net interest margin was 3.29% and the net interest spread was 3.04% for the quarter ended September 30, 2003.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of assets and liabilities as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2004, the Bank, as measured by Gap, is in an asset sensitive position.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of the Bank. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $285,000 for the nine months ended September 30, 2004 as compared to $129,000 for the nine months ended September 30, 2003 and was $26,000 for the quarter ended September 30, 2004 as compared to $34,000 for the quarter ended September 30, 2003. Net loans increased by approximately $21,021,000 during the nine months ended September 30, 2004 as compared to $7,684,000 during the nine months ended September 30, 2003. The allowance for loan losses was 1.36% of gross loans at September 30, 2004 as compared to 1.41% of gross loans at September 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. We believe that the allowance for loan losses is adequate. However, our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net earnings and, possibly, our capital.

OTHER INCOME

Other income for the nine months ended September 30, 2004 totaled $732,000 as compared to $646,000 for the nine months ended September 30, 2003. The increase in other income was primarily due to increases in service charges on deposit accounts during 2004 as compared to the same period in 2003. Service charges on deposit accounts increased by $65,000 for the nine months ended September 30, 2004 as compared to the same period in 2003.

Other income for the quarter ended September 30, 2004 totaled $245,000 as compared to $202,000 for the quarter ended September 30, 2003. This increase was due primarily to an increase in service charges on deposit accounts of $17,000 for the quarter ending September 30, 2004 as compared to the same period in 2003.

OTHER EXPENSES

Total other expenses for the nine months ended September 30, 2004 was $3,425,000 as compared to $2,530,000 for the same period in 2003 and was $1,149,000 for the quarter ended September 30, 2004 compared to $871,000 for the quarter ended
September 30, 2003. Salaries and benefits, the largest component of other expense, totaled $1,737,000 for the nine months ended September 30, 2004, compared to $1,365,000 for the same period during 2003. Salaries and benefits totaled $558,000 for the quarter ended September 30, 2004 compared to $456,000 for the quarter ended September 30, 2003. Other operating expenses were $1,299,000 for the nine months ended September 30, 2004 as compared to $911,000 for the nine months ended September 30, 2003. Other operating expense totaled $453,000 for the quarter ended September 30, 2004 compared to $330,000 for the quarter ended September 30, 2003. The increases in other expenses for the three and nine month periods ended September 30, 2004 are due primarily to the operation and staffing of a new branch facility that opened in January 2004, as well as the continued growth of the Bank.

INCOME TAXES

Income tax expense for the nine months ended September 30, 2004 and 2003 was $124,000 and $128,000, respectively. Income tax expense for the quarters ended September 30, 2004 and 2003 was $60,000 and $37,000, respectively. The effective tax rate was 28% and 30% for the nine months ended September 30, 2004 and 2003, respectively, and 23% for each of the quarters ended September 30, 2004 and 2003.

NET EARNINGS

The combination of the above factors resulted in net earnings of $316,000 for the nine months ended September 30, 2004, as compared to $300,000 for the nine months ended September 30, 2003. Basic earnings per share were $.28 for the nine months ended September 30, 2004 compared to $.26 for the same period in 2003. Net earnings were $203,000 for the quarter ended September 30, 2004 compared to $126,000 for the same period in 2003. Basic earnings per share were $.16 for the quarter ended September 30, 2004 compared to $.11 for the same period in 2003.

Diluted earnings per share were $.26 the nine months ended September 30, 2004 compared to diluted earnings per share of $.24 for the same period in 2003. The dilutive effect of the Company's outstanding options and warrants was $.02 per share during each of the nine months ended September 30, 2004 and 2003. Diluted earnings per share were $.15 for the quarter ended September 30, 2004 compared to $.10 for the quarter ended September 30, 2003. The dilutive effect of the Company's outstanding options and warrants was $.01 per share during each of the quarters ended September 30, 2004 and 2003.

ASSETS AND LIABILITIES

During the first nine months of 2004, total assets increased $32,398,000 or 27%, when compared to December 31, 2003. The most significant growth in assets was federal funds sold and net loans, which increased $14,688,000 and $21,021,000, respectively, during the first nine months of 2004. The increases were offset by a decrease in investment securities available-for-sale of $4,548,000. Total deposits increased $32,634,000 or 34% from the December 31, 2003 amount of $94,636,000 and comprised the majority of the growth in total liabilities. The growth in deposits was offset by a decrease in federal funds purchased of $5,864,000 and other borrowings of $1,000,000.

INVESTMENT SECURITIES

Investment securities available-for-sale decreased $4,548,000 from $48,096,000 at December 31, 2003 to $43,548,000 at September 30, 2004 as the Bank continues to invest more of its funds in higher yielding assets such as loans. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2004.

PREMISES AND EQUIPMENT

Premises and equipment, net of depreciation, totaled $5,203,000 at September 30, 2004. The increase of $294,000 from the December 31, 2003 amount of $4,909,000 was due to additions of $524,000, net of depreciation expense of $230,000.

LOANS

Gross loans totaled $78,878,000 at September 30, 2004, an increase of $21,293,000 or 37% since December 31, 2003. The largest increase in loans was in commercial and industrial loans, which increased $9,915,000 or 33% to $39,932,000 at September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

                                      SEPTEMBER 30,   DECEMBER 31,
                                           2004           2003
                                      --------------  --------------

          Real estate - construction  $   25,687,540  $   16,154,111
          Real estate - mortgage          10,316,319       8,423,916
          Commercial and industrial       39,932,138      30,017,333
          Consumer and other               2,941,933       2,989,302
                                      --------------  --------------
                                      $   78,877,930  $   57,584,662
                                      ==============  ==============

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          2004           2003
                                                     --------------  --------------

          Loans:  Nonaccrual loans                   $       18,000  $            -
          Accruing loans more than 90 days past due  $            -  $            -

Activity in the allowance for loan losses for the period from January 1, 2004 to September 30, 2004 is as follows:

          Balance, January 1,                                     $802,065
          Provision for loan losses for the period                  284,949
          Net loans (charged off) recovered for the period          (12,352)
                                                                ------------
          Balance, end of period                                $ 1,074,662
                                                                ============
          Gross loans outstanding, end of period                $78,877,930
                                                                ============
          Allowance for loan losses to gross loans outstanding         1.36%
                                                                ============

DEPOSITS

At September 30, 2004 total deposits increased by $32,634,000, or 34% from December 31, 2003. Noninterest-bearing demand deposits increased $2,679,000 or 20% and interest-bearing deposits increased $29,955,000 or 37%.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          2004           2003
                                                     --------------  --------------

          Noninterest-bearing demand deposits        $   16,021,399  $   13,342,450
          Interest-bearing demand deposits               65,687,369      52,394,310
          Savings deposits                                3,710,761       2,438,973
          Certificates of deposit $100,000 and over      17,523,001       6,351,371
          Other time deposits                            24,327,252      20,108,509
                                                     --------------  --------------
                                                     $  127,269,782  $   94,635,613
                                                     ==============  ==============


LIQUIDITY

The Company's liquidity needs include the funding of loans, purchases of operating assets, and repayment of liabilities. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 57% at September 30, 2004 and 53% at December 31, 2003.

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Cherokee County and surrounding areas.

We have also obtained lines of credit available with correspondent banks to purchase federal funds. At September 30, 2004, unused lines of credit totaled $14,400,000.

OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are commitments which generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2004:

     Commitments to extend credit                        $     24,987,000
     Standby letters of credit                           $        443,000

CAPITAL RESOURCES

Total shareholders' equity increased from $7,644,000 at December 31, 2003 to $13,860,000 at September 30, 2004. This increase of $6,215,000 was due to net earnings for the period of $316,000 and proceeds from our common stock offering of $6,020,000, net of stock issue costs of $41,000, partially offset by a decrease of $79,000 in the fair value of securities available-for-sale, net of tax. The Company closed its intrastate offering of common stock on March 23, 2004 having sold 430,000 shares for total proceeds of $6,020,000. The proceeds of the offering will primarily be used to provide additional working capital for the Bank.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The  following table summarizes the Bank's capital ratios at September 30, 2004:

     Tier 1 capital (to risk-weighted assets)                    12.67%
     Total capital (to risk-weighted assets)                     13.74%
     Tier 1 capital (to total average assets)                     9.35%

As of September 30, 2004, the Company had approximately $1,509,000 in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios listed above would improve if these funds were injected.

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

At September 30, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the nine months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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



DATE:  November 12, 2004               BY: /s/DENNIS W. BURNETTE
       -----------------                   -------------------------------------
                                           Dennis W. Burnette
                                           President, Chief Executive Officer
                                           and Director


DATE:  November 12, 2004               BY: /s/A.R. ROBERTS, III
       -----------------                   -------------------------------------
                                           A.R. Roberts, III
                                           Chief Financial Officer,
                                           Chief Operations Officer and Director