Form 10KSB
period 2004-12-31
CHEROKEE BANKING CO
filed 2005-03-31
CIK 1077535

.                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended DECEMBER 31, 2004
                           -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _______________

     Commission file number
                            -------------

                            CHEROKEE BANKING COMPANY
                            ------------------------
                 (Name of small business issuer in its charter)

               GEORGIA                                      58-2432974
-----------------------------------------  -------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

1275 RIVERSTONE PARKWAY, CANTON, GEORGIA                       30114
-----------------------------------------  -------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:     NONE.
                                                                ----

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK,
                                                                -------------
                                                                NO PAR VALUE.
                                                                -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.     [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:     $7,414,459
                                                                     ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a
specified  date  within  the  past 60 days:     $20,874,252 AS OF MARCH 14, 2005
                                                --------------------------------
BASED  ON  A  PER  SHARE  PRICE  OF  $14.00.
   -----------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,242,515 SHARES AS OF MARCH 25,
                                                --------------------------------
2005.
----

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held April 25, 2005, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):    Yes  [ ]   No  [X]

                                         TABLE OF CONTENTS



PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
  ITEM 1.    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
  ITEM 2.    DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
  ITEM 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . 11

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . 12
  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 12
  ITEM 7.    FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. 12
  ITEM 8A.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
  ITEM 8B.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
  ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . . . . . . . . 13
  ITEM 10.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . . 13
  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . . . 14
  ITEM 13.   EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
  ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . . . . . . . . . . . . 15

AUDIT FEES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

AUDIT-RELATED FEES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

TAX FEES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

ALL OTHER FEES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cherokee Banking Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend,' "plan," "believe," "seek,' "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

                               CHEROKEE BANK, N.A.

GENERAL

     Cherokee Bank began business in July of 1999 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. Cherokee Bank also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans. In addition, the Bank provides products and services such as official bank checks and money orders, travelers' checks, Mastercard(R) and Visa(R) credit cards, MasterMoney(R) debit cards, Internet banking and bill-pay, bank-by-mail, direct deposit and United States Savings Bonds.

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving Cherokee
County, many of which have equal or greater financial or banking-related resources than the Bank. Cherokee County is currently served by at least 15 other bank and thrift institutions through approximately 49 branch locations. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors are Regions Bank, Wachovia, and First Cherokee State Bank.

LOAN  PORTFOLIO

     LENDING POLICY. The Bank aggressively seeks creditworthy borrowers within its primary service area. As of December 31, 2004, the Bank's loan portfolio was comprised of the following:

LOAN CLASSIFICATION        PERCENTAGE OF TOTAL LOANS
-------------------------  --------------------------

Real estate related loans            47%
Commercial loans                     49%
Consumer loans                        4%

     LOAN APPROVAL AND REVIEW. The Bank's loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer's lending authority, an officer with a higher lending limit, or the Bank's loan committee, determines whether to approve the loan request. As part of its lending policy, the Bank does not make loans to its directors or executive officers unless a majority of its disinterested directors approves the loan and the terms of the loan are no more favorable than would be available to any other borrower similarly situated.

     LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan to any one borrower a maximum principal amount equal to either:

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

     REAL ESTATE LOANS. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and single-family residential construction loans for one-to-four unit family structures. The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 85%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 80% of the lower of the as-built appraised value or project cost, and a maximum of 85% if the loan is amortized. The Bank also offers home equity lines of credit, which equaled approximately 3.5% of the Bank's total loans, as of December 31, 2004, and have interest rate terms that are variable rather than fixed.

     As of December 31, 2004, approximately 62% of the Bank's real estate-related loans had interest rate terms that are variable or carried a term of 12 months or less. Additionally, the terms of the Bank's real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder's ability to sell the home to a buyer, the buyer's ability to obtain permanent financing, and the construction project's ability to produce income in the interim.

     COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small- to medium-size businesses whose demand for funds fall within the legal lending limits of the Bank. The Bank's commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank's commercial loans as of December 31, 2004, approximately 80% were adjustable-rate loans or mature within one year, 16.1% had maturities extending beyond 12 months but less than 60 months, and 3.6% had maturities of 60 months or more. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

     INVESTMENTS. In addition to its loan operations, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. The bank also invests in certificates of deposits in other financial institutions. The amount invested in such time deposits, as viewed on an institution by institution basis, does not exceed $100,000. Therefore, the amounts invested in certificates of deposit are fully insured by the Federal Deposit Insurance Corporation (the "FDIC"). No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank's investment policies.

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

                                    EMPLOYEES

     As of December 31, 2004, the Bank employed 41 full-time equivalent employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

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

CHEROKEE BANKING COMPANY

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the "BHC Act"). As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the "GDBF") also regulates and monitors all significant aspects of the Company's operations.

     ACQUISITIONS OF BANKS. The BHC Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the BHC Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Exchange Act; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under the Exchange Act. The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the BHC Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

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

CHEROKEE BANK, N.A.

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     PROMPT CORRECTIVE ACTION. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the OCC issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. As a result, the Bank is exempt from the requirements of GAFLA.

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

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the OCC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 our ratio of total capital to risk-weighted assets was 15.0% and our ratio of Tier 1 Capital to risk-weighted assets was 14.0%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 9.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the OCC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the "FAIR Act"), amending the federal Fair Credit Reporting Act (the "FCRA"). These amendments to the FCRA (the "FCRA Amendments") became effective in 2004.

     The FCRA Amendments include, among other things:

          - requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

          - consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

          - for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

          - a requirement for mortgage lenders to disclose credit scores to consumers.

     The Company and its affected subsidiaries have implemented policies and procedures to comply with the new rules.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. The Company and its subsidiaries have also implemented procedures to comply with these new rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

ANTI-TERRORISM LEGISLATION

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

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

                        SELECTED STATISTICAL INFORMATION

     The selected statistical information required by Item 1 is included in the Company's 2004 Annual Report to Shareholders, which is Exhibit 13.1 to this Report, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

     The Company's and the Bank's main office is located at 1275 Riverstone Parkway, Canton, Georgia, which is part of the Riverstone Plaza Development near Interstate 575. Riverstone Parkway is also Georgia Business Highway 5, one of the major thoroughfares through Cherokee County and the city of Canton. Because the Bank is easily accessible from Interstate 575, our location allows us to reach small business customers throughout Cherokee County and consumers traveling to Riverstone Plaza, a major retail area in Cherokee County and a primary destination point in our market. Our Riverstone Parkway location is a 7,800-square-foot building with three drive-up lanes and one drive-up ATM. The facility was completed in February 2000 and was financed by the Company's initial capitalization of the Bank. As a result, the property is owned free and clear from any mortgage liens or encumbrances.

     In July 2002, Cherokee Bank opened its second location as a temporary facility located at 3595 Marietta Highway, Canton, Georgia. The permanent full-service 9,000-square-foot facility including three drive-up windows and one drive-up ATM was completed in December 2003 at a cost of approximately $1.5 million, including furnishings. The land for this South Canton location was acquired in July 2001 at a cost of $599,380 and is owned by Cherokee Bank free and clear of any liens or encumbrances. In addition, approximately $450,000 in site improvements were made to this property prior to its opening.

     In October 2003, Cherokee Bank opened a Loan Production Office in adjacent Pickens County in the Foothills Shopping Center, near the mountain resort community of Big Canoe. A two-year lease was entered into for this Foothills Lending facility. Under the lease, Cherokee Bank is obligated to pay rent in the amount of $1,500 per month. The lease also gives Cherokee Bank the option to purchase the leased property for $215,000. A decision to purchase this property or to renew the lease upon its expiration in October 2005 has not yet been made.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     (a) The response to this Item 5(a) is included in the Company's 2004 Annual Report to Shareholders, under the heading "Market for Cherokee Banking Company's Common Stock; Payment of Dividends," and is incorporated herein by reference. Pursuant to Section 4(2) of the Securities Act, the Company issued derivative securities to certain employees in connection with its qualified retirement plan(s) during 2004.

     (b)     None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's 2004 Annual Report to Shareholders, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS

     The following financial statements are included in the Company's 2004 Annual Report to Shareholders and are incorporated herein by reference:

     -     Report of Independent Registered Public Accounting Firms

     -     Financial Statements:

          1.   Consolidated Balance Sheets dated as of December 31, 2004 and
               2003.

          2. Consolidated Statements of Earnings for the Years Ended December 31, 2004 and 2003.

          3. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004 and 2003.

          4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004 and 2003.

          5. Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003.

          6.   Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.     CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

ITEM 8B.     OTHER INFORMATION

     None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers, as well as other employees. The Code of Ethics has been posted to the Company's website at www.cherokeebank.com. A copy may also be obtained, without charge, upon written request addressed to Cherokee Banking Company, 1275 Riverstone Parkway, P.O. Box 4250, Canton, Georgia 30114, Attention: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Corporate Secretary at (770) 720-6923.

     The remaining information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005, under the headings "Election of Directors," "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," and are incorporated herein by reference.

ITEM  10.     EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005, under the heading "Compensation," and are incorporated herein by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2004.

------------------------------------------------------------------------------------------------------------------
                                          Equity Compensation Plan Table
------------------------------------------------------------------------------------------------------------------
                                       (a)                           (b)                           (c)
-------------------------  ---------------------------  ------------------------------  --------------------------
Plan category              Number of securities to be     Weighted-average exercise        Number of securities
                             issued upon exercise of         price of outstanding        remaining available for
                              outstanding options,       options, warrants and rights     future issuance under
                               warrants and rights                                      equity compensation plans
                                                                                          (excluding securities
                                                                                         reflected in column (a))
-------------------------  ---------------------------  ------------------------------  --------------------------
Equity compensation plans                         N/A                             N/A                          N/A
approved by security
holders
-------------------------  ---------------------------  ------------------------------  --------------------------
Equity compensation plans                  307,822 (1)  $                        10.22                      24,969
not approved by security
holders
-------------------------  ---------------------------  ------------------------------  --------------------------
Total                                         307,822   $                        10.22                      24,969
------------------------------------------------------------------------------------------------------------------

(1) Includes 201,905 shares underlying organizers' warrants issued in connection with the Company's initial public offering and 105,923 shares underlying options granted by the Company.

     The additional responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005, under the heading "Security Ownership of Certain Beneficial Owners and Management," and are incorporated herein by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005, under the headings "Related Party Transactions" and "Compensation," and are incorporated herein by reference.

ITEM 13.     EXHIBITS

Exhibit
Number     Exhibit
------     -------
   3.1     Articles of Incorporation(1)
   3.2     Bylaws(1)
   4.1     See Articles of Incorporation at Exhibit 3.1 and Bylaws at Exhibit 3.2
  10.1     Purchase and Sale Agreement (main office property), dated December 11, 1998(1)
 10.2*     Employment Agreement, dated as of January 1, 1999, among Cherokee Bank, N.A.,
           Cherokee Banking Company and Dennis W. Burnette(1)
  10.3     Form of Cherokee Banking Company Organizers' Warrant Agreement(1)
  10.4     Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking
           Company and The Bankers Bank(1)
  10.5     Construction Agreement dated September 29, 1999 by and between Cherokee Banking
           Company, Inc. and W. H. Bass, Inc.(2)
  10.6     Cherokee Banking Company 2000 Stock Option Plan and Form of Stock Option Award(3)
  10.7     Lot/Land Purchase and Sale Agreement dated April 18, 2001 by and between Cherokee
           Bank, N.A. and Davis Holding Company, Inc.(4)
  10.8     Construction contract dated as of March 18, 2002, among Cherokee Bank, N.A.  and
           W.H.  Bass, Inc. (5)
  10.9     Modular building contract dated as of February 6, 2002, among Cherokee Bank, N.A. and
           Bank & Business Systems, Inc. (5)
10.10*     Form of Executive Supplemental Retirement Plan(5)
10.11*     Form of Executive Split Dollar Plan(5)
10.12*     Form of Director Supplemental Retirement Plan(5)
10.13*     Form of Director Split Dollar Plan(5)
10.14*     Change of Control agreement dated April 17, 2003 by and between Cherokee Bank, N.A.
           and John S. Moreau (6)
10.15*     Employment Agreement dated April 17, 2003 by and between Cherokee Bank, N.A.,
           Cherokee Banking Company and A.R. Roberts, III (6)
 10.16     Data Processing Services Contract dated May 1, 2004 between Cherokee Bank, N.A. and
           InterCept, Inc.
 10.17     Overdraft Privilege Program agreement dated August 10, 2004 between Cherokee Bank,
           N.A. and John M. Floyd & Associates
  13.1     2004 Annual Report to Shareholders
  22.1     Subsidiaries of Cherokee Banking Company(2)
  24.1     Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)
  31.1     Certification of Chief Executive Officer
  31.2     Certification of Chief Financial Officer
  32.1     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------
*    Compensatory plan or arrangement.
(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-71571, filed March 18, 1999.
(2) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 23, 2000.


(3) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed April 2, 2001.
(4) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 29, 2002.
(5) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 28, 2003.
(6) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 28, 2004.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table shows the amounts paid by the Company to Porter Keadle Moore, LLP, the Company's independent auditors, for the last two fiscal years.

                     2004     2003
                    -------  ------
Audit fees          $57,501  57,876
Audit-related fees        -       -
Tax fees              6,750   6,300
All other fees            -       -
                    -------  ------
     Total Fees     $64,251  64,176
                    =======  ======

AUDIT FEES

     Audit fees represent fees billed by Porter Keadle Moore, LLP for professional services rendered in connection with the (i) audit of the Company's annual financial statements for 2004 and 2003, and (ii) review of the financial statements included in the Company's quarterly filings on Form 10-QSB, annual filings on Form 10-KSB and other filings with the SEC.

AUDIT-RELATED FEES

     Porter Keadle Moore, LLP billed no fees for audit-related services during 2004 or 2003.

TAX FEES

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Porter Keadle Moore, LLP for tax compliance and tax consultation services.

ALL OTHER FEES

     Porter Keadle Moore, LLP billed no other fees during 2004.

     The fees billed by Porter Keadle Moore, LLP are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004 and 2003, 100% of the fees incurred were pre-approved.

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


                                   Date:  March 23, 2005


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

        Signature                              Title                             Date
------------------------  ------------------------------------------------  --------------
/s/ Dennis W. Burnette    President and Chief Executive Officer, Director
------------------------          (Principal Executive Officer)             March 23, 2005
Dennis W. Burnette

/s/ William L. Early                       Director                         March 23, 2005
------------------------
William L. Early

/s/ Albert L. Evans, Jr.                   Director                         March 23, 2005
------------------------
Albert L. Evans, Jr.

/s/ J. Calvin Hill, Jr.                    Director                         March 23, 2005
------------------------
J. Calvin Hill, Jr.

/s/ Roger M. Johnson                       Director                         March 23, 2005
------------------------
Roger M. Johnson

/s/ J. David Keller                        Director                         March 23, 2005
------------------------
J. David Keller


/s/ Wanda P. Roach                         Director                         March 23, 2005
------------------------
Wanda P. Roach

/s/ A. R. Roberts, III                Secretary, Director                   March 23, 2005
------------------------  (Principal Financial and Accounting Officer)
A. R. Roberts, III

/s/ Donald F. Stevens                      Director                         March 23, 2005
------------------------
Donald F. Stevens

/s/ Edwin I. Swords, III                   Director                         March 23, 2005
------------------------
Edwin I. Swords, III

                                              EXHIBIT INDEX


Exhibit
Number      Description
-------     -----------

 3.1        Articles of Incorporation(1)
 3.2        Bylaws(1)
 4.1        See Articles of Incorporation at Exhibit 3.1 and Bylaws at Exhibit 3.2
 10.1       Purchase and Sale Agreement (main office property), dated December 11, 1998(1)
 10.2*      Employment Agreement, dated as of January 1, 1999, among Cherokee
            Bank, N.A., Cherokee Banking Company and Dennis W. Burnette(1)
 10.3       Form of Cherokee Banking Company Organizers' Warrant Agreement(1)
 10.4       Escrow Agreement, dated as of April 1, 1999, among Cherokee Banking
            Company and The Bankers Bank(1)
 10.5       Construction Agreement dated September 29, 1999 by and between Cherokee
            Banking Company, Inc. and W. H. Bass, Inc.(2)
 10.6       Cherokee Banking Company 2000 Stock Option Plan and Form of Stock Option
            Award(3)
 10.7       Lot/Land Purchase and Sale Agreement dated April 18, 2001 by and between
            Cherokee Bank, N.A. and Davis Holding Company, Inc.(4)
 10.8       Construction contract dated as of March 18, 2002, among Cherokee Bank, N.A.
            and W.H.  Bass, Inc. (5)
 10.9       Modular building contract dated as of February 6, 2002, among Cherokee
            Bank, N.A. and Bank & Business Systems, Inc. (5)
 10.10*     Form of Executive Supplemental Retirement Plan(5)
 10.11*     Form of Executive Split Dollar Plan(5)
 10.12*     Form of Director Supplemental Retirement Plan(5)
 10.13*     Form of Director Split Dollar Plan(5)
 10.14*     Change of Control agreement dated April 17, 2003 by and between Cherokee
            Bank, N.A.  and John S. Moreau(6)
 10.15*     Employment Agreement dated April 17, 2003 by and between Cherokee
            Bank, N.A., Cherokee Banking Company and A.R. Roberts, III(6)
 10.16      Data Processing Services Contract dated May 1, 2004 between Cherokee Bank,
            N.A. and InterCept, Inc.
 10.17      Overdraft Privilege Program agreement dated August 10, 2004 between
            Cherokee Bank, N.A. and John M. Floyd & Associates
 13.1       2004 Annual Report to Shareholders
 22.1       Subsidiaries of Cherokee Banking Company(2)
 24.1       Power of Attorney (appears on the signature pages to this Annual Report on 10-
            KSB)
 31.1       Certification of Chief Executive Officer
 31.2       Certification of Chief Financial Officer
 32.1       Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

----------------------------------------
*    Compensatory plan or arrangement.

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

(6) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB, filed March 28, 2004.