Form 10QSB
period 2005-03-31
CHEROKEE BANKING CO
filed 2005-05-13
CIK 1077535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  MARCH 31, 2005
                                    -----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-30511

                            CHEROKEE BANKING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                58-2432974
------------------------------          ------------------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)          Identification No.)

                 1275 RIVERSTONE PARKWAY, CANTON, GEORGIA 30114
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 479-3400
                           --------------------------
                          (Issuer's telephone number)

                                         N/A
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,242,515 shares of common stock, no par value per share, issued and outstanding as of May 12, 2005.

Transitional Small Business Disclosure Format Yes   No X
                                                 ---  ---

                            CHEROKEE BANKING COMPANY



================================================================================

                                      INDEX
                                      -----

                                                                                  PAGE NO.
                                                                                  --------

PART I.       FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET (UNAUDITED) AT MARCH 31, 2005 . . . . . . . . .  4

             CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) FOR THE
               THREE MONTHS ENDED MARCH 31, 2005 AND 2004 . . . . . . . . . . . . . . .  5

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 . . . . . . . . . . .  6

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
               THREE MONTHS ENDED MARCH 31, 2005 AND 2004 . . . . . . . . . . . . . . .  7

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) . . . . . . . . . .  8

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . 11

    ITEM 3.  - CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . 17

                            CHEROKEE BANKING COMPANY



================================================================================

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

    ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . . . . . . 18

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . . 18

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . 18

    ITEM 5 - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . 18

    SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            CHEROKEE BANKING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                  Assets
                                  ------
Cash and due from banks                                        $  3,835,135
Federal funds sold                                                1,509,000
                                                               -------------

    Cash and cash equivalents                                     5,344,135

Interest-bearing deposits at other financial institutions         1,114,716
Investment securities available-for-sale                         43,813,485
Restricted equity securities, at cost                             1,077,550
Loans, net                                                       92,333,033
Premises and equipment, net                                       5,104,614
Accrued interest receivable and other assets                      4,028,402
                                                               -------------

                                                               $152,815,935
                                                               =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits:
  Demand                                                       $ 16,271,857
  Money market and NOW accounts                                  61,104,990
  Savings                                                         6,042,514
  Time                                                           25,878,674
  Time over $100,000                                             20,256,190
                                                               -------------
    Total deposits                                              129,554,225

Advances from the Federal Home Loan Bank                          8,500,000
Accrued interest payable and other liabilities                      986,281
                                                               -------------

    Total liabilities                                           139,040,506
                                                               -------------

Commitments

Stockholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized;
    no shares issued and outstanding                                      -
  Common stock, no par value; 10,000,000 shares authorized;
    1,242,515 shares issued and outstanding                      13,728,330
  Retained earnings                                                 919,614
  Accumulated other comprehensive loss                             (872,515)
                                                               -------------

    Total stockholders' equity                                   13,775,429
                                                               -------------

                                                               $152,815,935
                                                               =============

See accompanying notes to unaudited consolidated financial statements.

                             CHEROKEE BANKING COMPANY

                        CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                    (UNAUDITED)


                                                              2005         2004
                                                           -----------  ----------
Interest income:
  Interest and fees on loans                               $1,489,532   $  977,897
  Interest and dividends on investment securities             417,345      452,053
  Interest on federal funds sold                                9,576       12,512
  Interest on interest-bearing deposits
    at other financial institutions                             7,373          628
                                                           -----------  ----------
      Total interest income                                 1,923,826    1,443,090

Interest expense:
  Interest on money market and NOW accounts                   169,986      105,995
  Interest on savings and time deposits                       354,956      205,079
  Interest on other borrowings                                113,801       78,628
                                                           -----------  ----------
      Total interest expense                                  638,743      389,702

      Net interest income                                   1,285,083    1,053,388

Provision for loan losses                                      97,699      106,590
                                                           -----------  ----------
      Net interest income after provision for loan losses   1,187,384      946,798
                                                           -----------  ----------

Other income:
  Service charges on deposit accounts                         196,010      112,405
  Mortgage origination fees                                    59,255       66,604
  Investment security (losses) gains , net                    (12,996)       4,268
  Other income                                                 72,859       52,595
                                                           -----------  ----------
      Total other income                                      315,128      235,872
                                                           -----------  ----------

Other expenses:
  Salaries and employee benefits                              619,433      594,982
  Occupancy and equipment                                     121,225      123,566
  Other operating                                             459,718      408,688
                                                           -----------  ----------
      Total other expenses                                  1,200,376    1,127,236
                                                           -----------  ----------

      Earnings before income taxes                            302,136       55,434

Income tax expense                                             97,098       19,831
                                                           -----------  ----------

      Net earnings                                         $  205,038   $   35,603
                                                           ===========  ==========

Basic earnings per share                                   $     0.17   $     0.03
                                                           ===========  ==========

Diluted earnings per share                                 $     0.15   $     0.03
                                                           ===========  ==========

See accompanying notes to unaudited consolidated financial statements.

                              CHEROKEE BANKING COMPANY

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                 FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                    (UNAUDITED)


                                                                 2005       2004
                                                              ----------  ---------

Net earnings                                                  $ 205,038   $ 35,603
                                                              ----------  ---------

Other comprehensive (loss) income, net of tax:
  Unrealized holding (losses) gains on investment securities available-for-sale, net of income taxes
    of ($276,334) and $178,093                                 (450,861)   290,572
  Reclassification adjustment for losses (gains) on sale of
    investment securities available-for-sale, net of
    income taxes of ($4,938) and $1,622                           8,058     (2,646)
                                                              ----------  ---------
      Total other comprehensive (loss) income                  (442,803)   287,926
                                                              ----------  ---------

      Comprehensive (loss) income                             $(237,765)  $323,529
                                                              ==========  =========

See accompanying notes to unaudited consolidated financial statements.

                                   CHEROKEE BANKING COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                          (UNAUDITED)

                                                                        2005          2004
                                                                   ------------  -------------
Cash flows from operating activities:
Net earnings                                                         $205,038       $35,603
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Provision for loan losses                                           97,699        106,590
    Depreciation, amortization and accretion                            85,408         88,979
    Investment security losses (gains), net                             12,996         (4,268)
    Change in:
      Accrued interest receivable and other assets                    (134,331)       (95,211)
      Accrued interest payable and other liabilities                   142,266        101,682
                                                                   ------------  -------------

        Net cash provided by operating activities                      409,076        233,375
                                                                   ------------  -------------

Cash flows from investing activities:
  Proceeds from  calls and maturities of investment
    securities available-for-sale                                    1,452,840      2,830,809
  Proceeds from sales of investment securities available-for-sale    1,863,298      8,807,013
  Purchases of investment securities available-for-sale                      -    (13,724,809)
  Purchases of restricted equity securities                            (58,800)             -
  Net change in loans                                               (8,491,135)    (6,579,600)
  Purchase of premises and equipment                                   (22,228)      (427,805)
                                                                   ------------  -------------

        Net cash used in investing activities                       (5,256,025)    (9,094,392)
                                                                   ------------  -------------

Cash flows from financing activities:
  Net change in deposits                                            14,260,077     23,753,724
  Net change in federal funds purchased                             (8,858,000)    (5,864,000)
  Repayment of other borrowings                                              -     (1,000,000)
  Proceeds from issuance of common stock                                     -      6,020,000
  Stock issuance costs                                                       -        (31,795)
                                                                   ------------  -------------

        Net cash provided by financing activities                    5,402,077     22,877,929
                                                                   ------------  -------------

Net change in cash and cash equivalents                                555,128     14,016,912

Cash and cash equivalents at beginning of period                     4,813,723      4,371,985
                                                                   ------------  -------------

Cash and cash equivalents at end of period                         $ 5,368,851   $ 18,388,897
                                                                   ============  =============

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

          The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 2.   CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

          The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at and for the period ended December 31, 2004 as filed with our most recent annual report on Form 10-KSB.

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

          The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. Management's discussion and analysis of financial condition and results of operations, as set forth in this report on Form 10-QSB, provides further information regarding the allowance for loan losses and includes a description of the Company's processes and methodology for determining the allowance for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.   EARNINGS  PER  SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarters ended March 31, 2005 and 2004 presented in the financial statements were calculated as follows:

          FOR THE QUARTER ENDED MARCH 31, 2005:                          PER
                                                    NET      COMMON     SHARE
                                                 EARNINGS    SHARES    AMOUNT
                                                 ---------  ---------  --------
          Basic earnings per share               $ 205,038  1,242,515  $   .17
          Effect of stock options and warrants           -    115,474     (.02)
                                                 ---------  ---------  --------
          Diluted earnings per share             $ 205,038  1,357,989  $   .15
                                                 =========  =========  ========

          FOR THE QUARTER ENDED MARCH 31, 2004:                          PER
                                                    NET      COMMON     SHARE
                                                 EARNINGS    SHARES    AMOUNT
                                                 ---------  ---------  --------
          Basic earnings per share               $  35,603  1,166,811  $   .03
          Effect of stock options and warrants           -     89,845        -
                                                 ---------  ---------  --------
          Diluted earnings per share             $  35,603  1,256,656  $   .03
                                                 =========  =========  ========

NOTE 4.   STOCK-BASED  COMPENSATION

          The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the periods ended March 31, 2005 and 2004.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.  STOCK-BASED  COMPENSATION  (CONTINUED)

                                                                   2005     2004
                                                                 --------  -------
          Net earnings as reported                               $205,038  $35,603
          Deduct:  Total stock-based employee compensation
            expense determined under fair-value based method
            associated with previous grants vesting, net of tax     9,963    7,822
                                                                 --------  -------

          Pro forma net earnings                                 $195,075  $27,781
                                                                 ========  =======

          Basic earnings per share:

            As reported                                          $    .17  $   .03
                                                                 ========  =======

            Pro forma                                            $    .16  $   .02
                                                                 ========  =======

          Diluted earnings per share:

            As reported                                          $    .15  $   .03
                                                                 ========  =======

            Pro forma                                            $    .14  $   .02
                                                                 ========  =======

                            CHEROKEE BANKING COMPANY




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FORWARD  LOOKING  STATEMENTS

          The following is a discussion of our financial condition as of March 31, 2005 compared to December 31, 2004 and our results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME

For the three months ended March 31, 2005, net interest income totaled $1,285,000 as compared to $1,053,000 for the same period in 2004. Interest income from loans, including fees increased $512,000 or 52% to $1,490,000 for the three months ended March 31, 2005. The increase in net interest income is due to the continued overall growth in the volume of interest earning assets. The net interest margin realized on earning assets and the interest rate spread were 3.73% and 3.48%, respectively, for the three months ended March 31, 2005. The net interest margin and interest spread for the three months ended March 31, 2004 were 3.96% and 3.84%, respectively.

For the quarter ended March 31, 2005, interest income totaled $1,924,000 as compared to $1,443,000 for the same period in 2004. Interest expense increased from $390,000 for the quarter ended March 31, 2004 to $639,000 for the same period in 2005.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2005, the Bank, as measured by Gap, is in an asset sensitive position.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of management. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $98,000 for the three months ended March 31, 2005 as compared to $107,000 for the three months ended March 31, 2004. The total loan portfolio increased by approximately $8,491,000 during the three months ended March 31, 2005 as compared to $6,580,000 during the three months ended March 31, 2004. The allowance for loan losses was 1.26% of gross loans at March 31, 2005 as compared to 1.42% at March 31, 2004. We believe that the allowance for loan losses is adequate. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

OTHER INCOME

Other income for the three months ended March 31, 2005 totaled $315,000 as compared to $236,000 for the three months ended March 31, 2004. The increase in other income was primarily due to an increase in service charges on deposit accounts of $84,000 during 2005 as compared to the same period in 2004, and an increase in other income of $20,000. The growth in service charge income is directly attributable to the overdraft privilege program that was implemented in the fourth quarter of 2004. The increase in other income is primarily attributable to the receipt of a $14,000 premium related to the sale by PULSE of its EFT network, of which the Bank is a member, to a competitor. The increase was partially offset by a decrease in mortgage origination fees of $7,000 and losses on sales of investment securities of $13,000 compared to gains of $4,000 during the same period in 2004.

OTHER EXPENSE

Total other expense for the three months ended March 31, 2005 was $1,200,000 as compared to $1,127,000 for the same period in 2004. Salaries and benefits, the largest component of other expense, totaled $619,000 for the three months ended March 31, 2005, compared to $595,000 for the same period a year ago. Salary and benefits expense increased due to normal increases in salaries and employee benefits. Other operating expenses were $460,000 for the three months ended March 31, 2005 as compared to $409,000 for the three months ended March 31, 2004. The increase in other expense is primarily due to the continued growth of the Bank.

INCOME TAXES

Income tax expense for the three months ended March 31, 2005 and 2004 was $97,000 and $20,000, respectively. The effective tax rate was 32% and 36% for the three months ended March 31, 2005 and 2004, respectively. The decrease in the effective tax rate during the first quarter of 2005 is primarily attributable to the recording of $20,000 of income tax credits related to state training incentives.

NET EARNINGS

The combination of the above factors resulted in net earnings of $205,000 for the three months ended March 31, 2005 compared to $36,000 for the three months ended March 31, 2004. Basic earnings per share was $.17 for the three months ended March 31, 2005 compared to $.03 for the same period in 2004.

Diluted earnings per share were $.15 for the three months ended March 31, 2005 compared to diluted earnings per share of $.03 in the same period in 2004. The dilutive effect of the Company's outstanding options and warrants was $.02 per share during the three months ended March 31, 2005. The Company's options and warrants had no dilutive effect in the quarter ended March 31, 2004.

ASSETS AND LIABILITIES

During the first three months of 2005, total assets increased $5,307,000 or 4%, when compared to December 31, 2004. The most significant growth in assets was federal funds sold and net loans, which increased $1,509,000 and $8,393,000, respectively, during the first three months of 2005. Total deposits increased $14,260,000 or 12%, from the December 31, 2004 amount of $115,294,000, and comprised  the  majority  of  the  growth  in  total  liabilities.

INVESTMENT SECURITIES

Investment securities available-for-sale decreased $4,052,000 from $47,865,000 at December 31, 2004 to $43,813,000 at March 31, 2005. Proceeds from sales, calls and maturities of investment securities were used to fund loan growth. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2005.

PREMISES AND EQUIPMENT

Premises and equipment, net of depreciation, totaled $5,105,000 at March 31, 2005. The decrease of $55,000 from the December 31, 2004 amount of $5,160,000 was due to additions of $22,000, net of depreciation expense of $77,000.

LOANS

Gross loans totaled $93,510,000 at March 31, 2005, an increase of $8,496,000 or 10% since December 31, 2004. The largest increase in loans was in real estate-construction loans, which increased $3,929,000 or 13% to $29,605,000 at March 31, 2005. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

                                       MARCH 31,   DECEMBER 31,
                                         2005          2004
                                      -----------  -------------
          Real estate - construction  $29,605,098  $  25,676,400
          Real estate - mortgage       15,501,463     14,210,709
          Commercial and industrial    45,340,116     41,997,789
          Consumer and other            3,063,462      3,129,361
                                      -----------  -------------
                                      $93,510,139  $  85,014,259
                                      ===========  =============

RISK  ELEMENTS  IN  THE  LOAN  PORTFOLIO

The  following  is  a  summary  of  risk  elements  in  the  loan  portfolio:

                                                      MARCH 31,   DECEMBER 31,
                                                        2005         2004
                                                     ----------  -------------
          Loans:  Nonaccrual loans                   $        -  $      16,000
          Accruing loans more than 90 days past due  $        -  $           -

Activity in the allowance for loan losses for the period from January 1, 2005 to March 31, 2005 is as follows:

          Balance, January 1,                                   $ 1,074,662
          Provision for loan losses for the period                   97,699
          Net loans (charged off) recovered for the period            4,745
                                                                ------------
          Balance, end of period                                $ 1,177,106
                                                                ============
          Gross loans outstanding, end of period                $93,510,139
                                                                ============
          Allowance for loan losses to gross loans outstanding         1.26%
                                                                ============

DEPOSITS

At March 31, 2005, total deposits increased by $14,260,000, or 12% from December 31, 2004. Noninterest-bearing demand deposits increased $826,000 or 5% and interest-bearing deposits increased $13,434,000 or 13%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 are as follows:

                                                       MARCH 31,     DECEMBER 31,
                                                         2005           2004
                                                     ------------  -------------

          Noninterest-bearing demand deposits        $ 16,271,857  $  15,445,889
          Interest-bearing demand deposits             61,104,990     55,158,217
          Savings deposits                              6,042,514      4,506,941
          Certificates of deposit $100,000 and over    20,256,190     14,428,709
          Other time deposits                          25,878,674     25,754,392
                                                     ------------  -------------
                                                     $129,554,225  $ 115,294,148
                                                     ============  =============

LIQUIDITY

The Company's liquidity needs include the funding of loans, purchases of operating assets, and repayment of liabilities. Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 68% at March 31, 2005 and 74% at December 31, 2004.

Although the Bank's loan portfolio is diversified, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the local real estate market.

We have also obtained lines of credit available with correspondent banks to purchase federal funds. At March 31, 2005, unused lines of credit totaled $16,400,000.

OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and stand-by letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Stand-by letters of credit are commitments that generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

The following table summarizes the Company's off-balance sheet financial instruments whose contract amounts represent credit risk as of March 31, 2005:

          Commitments to extend credit  $20,979,000
          Standby letters of credit     $   423,000

CAPITAL RESOURCES

Total shareholders' equity decreased from $14,013,000 at December 31, 2004 to $13,775,000 at March 31, 2005. The decrease of $238,000 was due to a decrease of $443,000 in the fair value of securities available-for-sale, net of tax, which was partially offset by net earnings for the period of $205,000.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at March 31, 2005:

  Tier 1 capital (to risk-weighted assets)  11.71%
  Total capital (to risk-weighted assets)   12.76%
  Tier 1 capital (to total average assets)   8.70%

As of March 31, 2005, the Company had approximately $1,448,000 in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios listed above would improve if these funds were injected.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

At March 31, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL  PROCEEDINGS

          There are no material, pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

ITEM 2.   UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               31.1 -  Certification of Chief Executive Officer Pursuant to Rule
                       13a-14 under the Securities Exchange Act of 1934, as
                       Amended
               31.2 -  Certification of Chief Financial Officer Pursuant to Rule
                       13a-14 under the Securities Exchange Act of 1934, as
                       amended
               32   -  Certification  pursuant  to  18  U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (b)  Reports  on  Form  8-K:
               None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHEROKEE BANKING COMPANY
                                    (Registrant)



DATE:  May 12, 2005                  BY:   /s/Dennis W. Burnette
       ------------                      ------------------------------------
                                         Dennis W. Burnette
                                         President, Chief Executive Officer
                                         And Director


DATE:  May 12, 2005                  BY:   /s/A.R. Roberts, III
       ------------                      -------------------------------------
                                         A.R. Roberts, III
                                         Chief Financial Officer,
                                         Chief Operations Officer and Director