Form 10QSB
period 2005-06-30
CHEROKEE BANKING CO
filed 2005-08-12
CIK 1077535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    JUNE 30, 2005
                                    -------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-30511

                            CHEROKEE BANKING COMPANY
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             GEORGIA                                           58-2432974
-----------------------------------                      -----------------------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                          Identification No.)


                 1275 RIVERSTONE PARKWAY, CANTON, GEORGIA 30114
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 479-3400
                      -----------------------------------
                          (Issuer's telephone number)

                                      N/A
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject  to  such  filing  requirements for the past 90 days.  Yes  X     No
                                                                   ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,242,515 shares of common stock, no par value per share, issued and outstanding as of August 12, 2005.

Transitional Small Business Disclosure Format       Yes      No  X
                                                        ---     ---

                                      CHEROKEE BANKING COMPANY

===============================================================================================

                                                INDEX
                                                -----

                                                                                       Page No.
                                                                                       --------

PART I.        FINANCIAL INFORMATION

      Item 1 - Financial Statements

               Consolidated Balance Sheet (unaudited) at June 30, 2005. . . . . . . . . . . . 3

               Consolidated Statements of Earnings (unaudited) for the
                 Three Months and the Six Months Ended June 30, 2005 and 2004 . . . . . . . . 4

               Consolidated Statements of Comprehensive Income (Loss) (unaudited)
                 for the Three Months and the Six Months Ended June 30, 2005 and 2004 . . . . 5

               Consolidated Statements of Cash Flows (unaudited) for the
                 Six Months Ended June 30, 2005 and 2004. . . . . . . . . . . . . . . . . . . 6

               Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . 7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . . . . . . . . . . . . . . .11

      Item 3 - Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . .18

PART II.       OTHER INFORMATION

      Item 1. - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

      Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . .19

      Item 3. - Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . .19

      Item 4. - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .19

      Item 5. - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

      Item 6. - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .20

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CHEROKEE BANKING COMPANY
                              CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 2005
                                     (UNAUDITED)

                         ASSETS
                         ------
Cash and due from banks                                        $  4,878,569
Federal funds sold                                               13,862,000
                                                               -------------
    Cash and cash equivalents                                    18,740,569

Interest-bearing deposits at other financial institutions         1,090,000
Investment securities available-for-sale                         42,644,090
Restricted equity securities, at cost                             1,077,550
Loans, net                                                       92,305,804
Premises and equipment, net                                       5,033,011
Accrued interest receivable and other assets                      3,952,291
                                                               -------------

                                                               $164,843,315
                                                               =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Deposits:
  Demand                                                       $ 16,722,005
  Money market and NOW accounts                                  61,918,281
  Savings                                                         9,151,515
  Time                                                           27,419,923
  Time over $100,000                                             25,628,346
                                                               -------------
    Total deposits                                              140,840,070

Advances from the Federal Home Loan Bank                          8,500,000
Accrued interest payable and other liabilities                    1,209,181
                                                               -------------

    Total liabilities                                           150,549,251
                                                               -------------

Commitments
Stockholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized;
    no shares issued and outstanding                                      -

  Common stock, no par value; 10,000,000 shares authorized;
    1,242,515 shares issued and outstanding                      13,728,330
  Retained earnings                                               1,219,450
  Accumulated other comprehensive loss                             (653,716)
                                                               -------------

    Total stockholders' equity                                   14,294,064
                                                               -------------

                                                               $164,843,315
                                                               =============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                                 CHEROKEE BANKING COMPANY
                                           CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                       (UNAUDITED)

                                                                THREE MONTHS                    SIX MONTHS
                                                                ENDED JUNE 30,                 ENDED JUNE 30,
                                                         ----------------------------  -----------------------------
                                                             2005           2004            2005           2004
                                                         -------------  -------------  --------------  -------------
Interest income:
  Interest and fees on loans                             $   1,676,398  $   1,091,840  $   3,165,930   $   2,069,737
  Interest and dividends on investment securities              389,109        459,122        806,454         911,175
  Interest on federal funds sold                                 8,344          3,072         17,920          15,584
  Interest on interest-bearing deposits at other
   financial institutions                                        7,540            240         14,913             868
                                                         -------------  -------------  --------------  -------------
    Total interest income                                    2,081,391      1,554,274      4,005,217       2,997,364

Interest expense:
  Interest on money market and NOW accounts                    187,659         99,180        357,645         205,175
  Interest on savings and time deposits                        432,139        191,865        787,095         396,944
  Interest on other borrowings                                  86,336         89,752        200,137         168,380
                                                         -------------  -------------  --------------  -------------
    Total interest expense                                     706,134        380,797      1,344,877         770,499

    Net interest income                                      1,375,257      1,173,477      2,660,340       2,226,865

Provision for loan losses                                       17,520        152,673        115,219         259,263
                                                         -------------  -------------  --------------  -------------
    Net interest income after provision for loan losses      1,357,737      1,020,804      2,545,121       1,967,602
                                                         -------------  -------------  --------------  -------------

Other income:
  Service charges on deposit accounts                          209,446        140,264        405,456         252,669
  Mortgage origination fees                                     73,050         52,824        132,305         119,428
  Investment security gains (losses) , net                           -             93        (12,996)          4,361
  Other income                                                  61,191         57,658        134,050         110,253
                                                         -------------  -------------  --------------  -------------
    Total other income                                         343,687        250,839        658,815         486,711
                                                         -------------  -------------  --------------  -------------

Other expenses:
  Salaries and employee benefits                               633,485        584,479      1,252,918       1,179,461
  Occupancy and equipment                                      135,719        127,659        256,944         251,225
  Other operating                                              486,804        437,322        946,522         846,010
                                                         -------------  -------------  --------------  -------------
    Total other expense                                      1,256,008      1,149,460      2,456,384       2,276,696
                                                         -------------  -------------  --------------  -------------

    Earnings before income taxes                               445,416        122,183        747,552         177,617

Income tax expense                                             145,580         44,570        242,678          64,401
                                                         -------------  -------------  --------------  -------------

    Net earnings                                         $     299,836  $      77,613  $     504,874   $     113,216
                                                         =============  =============  ==============  =============

Basic earnings per share                                 $        0.24  $        0.06  $        0.41   $        0.10
                                                         =============  =============  ==============  =============

Diluted earnings per share                               $        0.22  $        0.06  $        0.37   $        0.10
                                                         =============  =============  ==============  =============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                                     CHEROKEE BANKING COMPANY
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  FOR THE THREE AND THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                           (UNAUDITED)

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                               -----------------------------  ------------------------------
                                                                   2005            2004            2005            2004
                                                               -------------  --------------  --------------  --------------
Net earnings                                                   $     299,836  $      77,613   $     504,874   $     113,216
                                                               -------------  --------------  --------------  --------------

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on investment securities available-for-sale, net of income taxes of $134,103,
    ($804,163), ($142,231) and ($626,070)                            218,799     (1,312,055)       (232,062)     (1,021,483)
  Reclassification adjustment for (gains) losses on sale of
    investment securities available-for-sale, net of income
    taxes of $35, ($4,938) and $1,657                                      -            (58)          8,058          (2,704)
                                                               -------------  --------------  --------------  --------------
    Total other comprehensive income (loss)                          218,799     (1,312,113)       (224,004)     (1,024,187)
                                                               -------------  --------------  --------------  --------------

    Comprehensive income (loss)                                $     518,635  $  (1,234,500)  $     280,870   $    (910,971)
                                                               =============  ==============  ==============  ==============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                      CHEROKEE BANKING COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                            (UNAUDITED)

                                                                       2005           2004
                                                                   ------------  -------------
OPERATING ACTIVITIES
  Net earnings                                                     $   504,874   $    113,216
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Provision for loan losses                                          115,219        259,263
    Depreciation, amortization and accretion                           172,914        182,562
    Investment security losses (gains) , net                            12,996         (4,361)
    Change in:
      Accrued interest receivable and other assets                    (192,324)      (226,742)
      Accrued interest payable and other liabilities                   365,166        203,422
                                                                   ------------  -------------

        Net cash provided by operating activities                      978,845        527,360
                                                                   ------------  -------------

INVESTING ACTIVITIES
  Proceeds from calls and maturities of
    of investment securities available-for-sale                      2,967,860      5,480,194
  Proceeds from sales of investment securities available-for-sale    1,863,298     11,135,799
  Purchases of investment securities available-for-sale                      -    (16,696,214)
  Purchases of restricted equity securities                            (58,800)       (30,000)
  Net change in loans                                               (8,481,426)   (16,036,537)
  Purchase of premises and equipment                                   (30,853)      (495,303)
                                                                   ------------  -------------

        Net cash used in investing activities                       (3,739,921)   (16,642,061)
                                                                   ------------  -------------

FINANCING ACTIVITIES
  Net change in deposits                                            25,545,922     20,824,853
  Net change in federal funds purchased                             (8,858,000)    (5,864,000)
  Repayment of other borrowings                                              -     (1,000,000)
  Proceeds from issuance of common stock                                     -      6,020,000
  Stock issuance costs                                                       -        (31,795)
                                                                   ------------  -------------

        Net cash provided by financing activities                   16,687,922     19,949,058
                                                                   ------------  -------------

Net change in cash and cash equivalents                             13,926,846      3,834,357

Cash and cash equivalents at beginning of period                     4,813,723      4,371,985
                                                                   ------------  -------------

Cash and cash equivalents at end of period                         $18,740,569   $  8,206,342
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

          The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the financial statements and the notes included in the Company's Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 2.   EARNINGS PER SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarter and six months ended June 30, 2005 and 2004 presented in the financial statements were calculated as follows:

          FOR THE QUARTER ENDED JUNE 30, 2005:     NET      COMMON     PER SHARE
                                                 EARNINGS   SHARES      AMOUNT
                                                ---------  ---------  -----------
          BASIC EARNINGS PER SHARE              $ 299,836  1,242,515  $      .24
          EFFECT OF STOCK OPTIONS                       -    106,851        (.02)
                                                ---------  ---------  -----------
          DILUTED EARNINGS PER SHARE            $ 299,836  1,349,366  $      .22
                                                =========  =========  ===========

          FOR THE QUARTER ENDED JUNE 30, 2004:     NET      COMMON     PER SHARE
                                                 EARNINGS   SHARES      AMOUNT
                                                ---------  ---------  -----------
          Basic earnings per share              $  77,613  1,242,515  $      .06
          Effect of stock options                       -     96,217           -
                                                ---------  ---------  -----------
          Diluted earnings per share            $  77,613  1,338,732  $      .06
                                                =========  =========  ===========

                            CHEROKEE BANKING COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


NOTE 2.   EARNINGS PER SHARE, CONTINUED

          FOR THE SIX MONTHS ENDED JUNE 30, 2005:     NET       COMMON    PER SHARE
                                                    EARNINGS    SHARES      AMOUNT
                                                   ---------  ---------  -----------
          BASIC EARNINGS PER SHARE                 $ 504,874  1,242,515  $      .41
          EFFECT OF STOCK OPTIONS                          -    110,484        (.04)
                                                   ---------  ---------  -----------
          DILUTED EARNINGS PER SHARE               $ 504,874  1,352,999  $      .37
                                                   =========  =========  ===========

          FOR THE SIX MONTHS ENDED JUNE 30, 2004:     NET       COMMON    PER SHARE
                                                    EARNINGS    SHARES      AMOUNT
                                                   ---------  ---------  -----------
          Basic earnings per share                 $ 113,216  1,090,274  $      .10
          Effect of stock options                          -     96,217           -
                                                   ---------  ---------  -----------
          Diluted earnings per share               $ 113,216  1,186,491  $      .10
                                                   =========  =========  ===========

NOTE 3.   STOCK-BASED COMPENSATION

          The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the six months ended June 30, 2005 and 2004:

                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                        --------------------------
                                                                            2005          2004
                                                                        ------------  ------------
          Net earnings as reported                                      $    299,836  $     77,613
          Deduct:  Total stock-based employee compensation
            expense determined under fair-value based
            method associated with previous grants vesting, net of tax         9,963         7,111
                                                                        ------------  ------------
          Pro forma net earnings                                        $    289,873  $     70,502
                                                                        ============  ============
          Basic earnings per share:
            As reported                                                 $        .24  $        .06
                                                                        ============  ============
            Pro forma                                                   $        .23  $        .06
                                                                        ============  ============
          Diluted earnings per share:
            As reported                                                 $        .22  $        .06
                                                                        ============  ============
            Pro forma                                                   $        .21  $        .05
                                                                        ============  ============

                            CHEROKEE BANKING COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


NOTE 3.   STOCK-BASED COMPENSATION, CONTINUED

                                                                   ------------------------
                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                      2005         2004
                                                                   -----------  -----------
     Net earnings as reported                                      $   504,874  $   113,216
     Deduct:  Total stock-based employee compensation
       expense determined under fair-value based
       method associated with previous grants vesting, net of tax       19,926       14,222
                                                                   -----------  -----------
     Pro forma net earnings                                        $   484,948  $    98,994
                                                                   ===========  ===========
     Basic earnings per share:
       As reported                                                 $       .41  $       .10
                                                                   ===========  ===========
       Pro forma                                                   $       .39  $       .09
                                                                   ===========  ===========
     Diluted earnings per share:
       As reported                                                 $       .37  $       .10
                                                                   ===========  ===========
       Pro forma                                                   $       .36  $       .08
                                                                   ===========  ===========


NOTE 4.   CURRENT ACCOUNTING DEVELOPMENTS

          There are recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements. In December 2004, the Financial Accounting Standards Board
          (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company has elected to continue with the accounting methodology of Opinion No. 25 until adoption of this standard is required.

                            CHEROKEE BANKING COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


NOTE 5.   MATTERS  SUBMITTED  FOR  SHAREHOLDER  APPROVAL

          On July 1, 2005, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission concerning the Company's intent to effect a reorganization that is designed to take the Company private by reducing its number of shareholders of record below 300. The reorganization will allow the Company to realize a significant cost savings by terminating the registration of its common stock under the Securities Exchange Act of 1934, as amended, and its related reporting obligations. In the reorganization, shareholders owning fewer than 1,100 shares of Company common stock of record will receive $17.75 in cash for each share that they own on the effective date of the reorganization. All other shares will remain outstanding and be unaffected by the reorganization.

          The projected impact of this reorganization will be to reduce the number of record shareholders from approximately 795 to approximately 210 and the number of outstanding shares of Company common stock will decrease from approximately 1,242,515 to approximately 1,051,041. Upon completion of the reorganization, it is estimated that our capital will be reduced by approximately $3.5 million. Our regulatory capital and our capital ratios, however, are not expected to be affected as a result of the issuance of approximately $3.5 million in trust preferred securities, which will qualify for Tier I capital treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

The following is a discussion of our financial condition as of June 30, 2005 compared to December 31, 2004 and our results of operations for the three and six months ended June 30, 2005 compared to the three- and six-month periods ended June 30, 2004. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:


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

RECENT  DEVELOPMENTS

On July 1, 2005, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission concerning the Company's intent to effect a reorganization that is designed to take the Company private by reducing its number of shareholders of record below 300. The reorganization will allow the Company to realize a significant cost savings by terminating the registration of its common stock under the Securities Exchange Act of 1934, as amended, and its related reporting obligations. In the reorganization, shareholders owning fewer than 1,100 shares of Company common stock of record will receive $17.75 in cash for each share that they own on the effective date of the reorganization. All other shares will remain outstanding and be unaffected by the reorganization.

The projected impact of this reorganization will be to reduce the number of record shareholders from approximately 795 to approximately 210 and the number of outstanding shares of Company common stock will decrease from approximately 1,242,515 to approximately 1,051,041. Upon completion of the reorganization, it is estimated that our capital will be reduced by approximately $3.5 million. Our regulatory capital and our capital ratios, however, are not expected to be affected as a result of the issuance of approximately $3.5 million in trust preferred securities, which will qualify for Tier I capital treatment.

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME

For the six months ended June 30, 2005, net interest income totaled $2,660,000 as compared to $2,227,000 for the same period in 2004. Interest income from loans, including fees increased $1,096,000 or 53% to $3,166,000 for the six months ended June 30, 2005. The increase in net interest income is due to the continued overall growth in the volume of interest earning assets. The net interest margin realized on earning assets and the interest rate spread were 3.82% and 3.55%, respectively, for the six months ended June 30, 2005 as compared to 3.86% and 3.59%, respectively, for the six months ended June 30, 2004.

For the quarter ended June 30, 2005, interest income totaled $2,081,000 as compared to $1,554,000 for the same period in 2004. Interest expense increased to $706,000 for the quarter ended June 30, 2005 from $381,000 for the same period in 2004. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended June 30, 2005, the net interest margin was 3.90% and the interest rate spread was 3.63%. For the quarter ended June 30, 2004, the net interest margin was 3.90% and the interest rate spread was 3.58%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of assets and liabilities as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2005, the Bank, as measured by Gap, is in an asset sensitive position.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is a critical accounting policy that is subject to the judgments and estimates of the Bank. The provision for loan losses represents the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $115,000 for the six months ended June 30, 2005 as compared to $259,000 for the six months ended June 30, 2004. The loan portfolio increased by approximately $8,481,000 during the six months ended June 30, 2005 as compared to $16,037,000 during the six months ended June 30, 2004. The allowance for loan losses was 1.23% of gross loans at June 30, 2005 as compared to 1.43% at June 30, 2004. We believe that the allowance for loan losses is adequate. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

OTHER INCOME

Other income for the six months ended June 30, 2005 totaled $659,000 as compared to $487,000 for the six months ended June 30, 2004. The increase in other income was primarily due to an increase in service charges on deposit accounts of $153,000 during 2005 as compared to the same period in 2004 as well as increases of $24,000 in other income and $13,000 in mortgage origination fees for the same period. The growth in service charge income is directly attributable to the overdraft privilege program that was implemented in the fourth quarter of 2004. The increase in other income is primarily attributable to the receipt of a $14,000 premium related to the sale by Pulse of its EFT network, of which the Bank is a member, to a competitor. The increase was partially offset by losses on sales of investment securities of $13,000 compared to gains of $4,000 during the same period in 2004.

Other income for the quarter ended June 30, 2005, totaled $344,000 compared to $251,000 for the quarter ended June 30, 2004. This increase was due primarily to an increase in service charges on deposit accounts of $69,000 and in increase in mortgage origination fees of $20,000 for the quarter ended June 30, 2005, as compared to the same period in 2004.

OTHER EXPENSES

Total other expenses for the six months ended June 30, 2005 were $2,456,000 as compared to $2,277,000 for the same period in 2004. Salaries and benefits, the largest component of other expense, totaled $1,253,000 for the six months ended June 30, 2005, compared to $1,179,000 for the same period a year ago. Salary and benefits expense increased due to normal increases in salaries and employee benefits as well as an increase in full time equivalent employees from 40 at June 30, 2004 to 45 at June 30, 2005. Other operating expenses were $947,000 for the six months ended June 30, 2005 as compared to $846,000 for the six months ended June 30, 2004. Other expenses for the quarter ended June 30, 2005 totaled $1,256,000 as compared to $1,149,000 for the quarter ended June 30, 2004. This increase was due primarily to an increase in salaries and employee benefits of $49,000 and other operating expenses of $49,000 for the quarter ended June 30, 2005 as compared to the same period in 2004. The increases in other expenses for the three- and six-month periods ended June 30, 2005 are due to the continued growth of the Bank.

INCOME TAXES

The income tax expense for the six months ended June 30, 2005 and 2004 was $243,000 and $64,000 and was $146,000 and $45,000 for the quarters ended June 30, 2005 and 2004, respectively. The effective tax rate was 32% and 36% for the six months ended June 30, 2005 and 2004, respectively and 32% and 36% for the quarters ended June 30, 2005 and 2004, respectively. The decrease in the effective tax rate during 2005 is primarily attributable to the recording of $20,000 of income tax credits related to state training incentives.

NET EARNINGS

The combination of the above factors resulted in net earnings of $505,000 for the six months ended June 30, 2005, compared to $113,000 for the six months ended June 30, 2004. Basic earnings per share was $.41 for the six months ended June 30, 2005 compared to $.10 for the same period in 2004. Net earnings were $300,000 for the quarter ended June 30, 2005 compared to $78,000 for the same period in 2004. Basic earnings per share was $.24 for the quarter ended June
30,  2005,  compared  to  $.06  for  the  quarter  ended  June  30,  2004.

Diluted earnings per share were $.37 the six months ended June 30, 2005 compared to diluted earnings per share of $.10 in the same period in 2004. The dilutive effect of the Company's outstanding options and warrants was $.04 per share during the six months ended June 30, 2005. The dilutive effect of the Company's outstanding stock options and warrants during the six months ended June 30, 2004 was less than $.01 per share.

ASSETS AND LIABILITIES

During the first six months of 2005, total assets increased $17,334,000 or 12%, when compared to December 31, 2004. The most significant growth in assets was federal funds sold and net loans, which increased $13,862,000 and $8,366,000, respectively, during the first six months of 2005. Total deposits increased $25,546,000 or 24% from the December 31, 2004 amount of $115,294,000 and comprised  the  majority  of  the  growth  in  total  liabilities.

INVESTMENT SECURITIES

Investment securities available-for-sale decreased $5,221,000 from $47,865,000 at December 31, 2004 to $42,644,000 at June 30, 2005. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2005. Proceeds from sales, calls, and maturities of investment securities were used to fund loan growth.

PREMISES AND EQUIPMENT

Premises and equipment, net of depreciation, totaled $5,033,000 at June 30, 2005. The decrease of $126,000 from the December 31, 2004 amount of $5,160,000 was due to additions of $31,000, net of depreciation expense of $157,000.

LOANS

Gross loans totaled $93,455,000 at June 30, 2005, an increase of $8,441,000 or 9% since December 31, 2004. The largest increase in loans was in real estate - construction loans, which increased $4,006,000 or 16% to $29,682,000 at June 30, 2005. Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

                                   JUNE 30,    DECEMBER 31,
                                     2005          2004
                                 -----------  -------------
     Real estate - construction  $29,682,141  $  25,676,400
     Real estate - mortgage       16,496,868     14,210,709
     Commercial and industrial    44,029,068     41,997,789
     Consumer and other            3,247,239      3,129,361
                                 -----------  -------------
                                 $93,455,316  $  85,014,259
                                 ===========  =============

Activity in the allowance for loan losses for the period from January 1, 2005 to June 30, 2005 is as follows:

     Balance, January 1,                                   $ 1,074,662
     Provision for loan losses for the period                  115,219
     Net loans (charged off) recovered for the period          (40,369)
                                                           ------------
     Balance, end of period                                $ 1,149,512
                                                           ============
     Gross loans outstanding, end of period                $93,455,316
                                                           ============
     Allowance for loan losses to gross loans outstanding         1.23%
                                                           ============

DEPOSITS

At June 30, 2005 total deposits increased by $25,546,000, or 24% from December 31, 2004. Noninterest-bearing demand deposits increased $1,276,000 or 8% and interest-bearing deposits increased $24,270,000 or 24%.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 are as follows:

                                                   JUNE 30,    DECEMBER 31,
                                                     2005          2004
                                                ------------  -------------
     Noninterest-bearing demand deposits        $ 16,722,005  $  15,445,889
     Interest-bearing demand deposits             61,918,281     55,158,217
     Savings deposits                              9,151,515      4,506,941
     Certificates of deposit $100,000 and over    25,628,346     14,428,709
     Other time deposits                          27,419,923     25,754,392
                                                ------------  -------------
                                                $140,840,070  $ 115,294,148
                                                ============  =============

LIQUIDITY

The Company's liquidity needs include the funding of loans, purchases of operating assets, and repayment of liabilities. Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 62% at June 30, 2005 and 74% at December 31, 2004.

The loan portfolio is primarily collateralized by improved and unimproved real estate and is dependent upon the local real estate market.

We have also obtained lines of credit available with correspondent banks to purchase federal funds. At June 30, 2005, unused lines of credit totaled $16,400,000.

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

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2005:

     Commitments to extend credit       $26,659,000
     Standby letters of credit          $   342,000

CAPITAL RESOURCES

Total shareholders' equity increased from $14,013,000 at December 31, 2004 to $14,294,000 at June 30, 2005. This increase of $281,000 was due to net earnings for the period of $505,000, offset by a decrease of $224,000 in the fair value of securities available-for-sale, net of tax.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at June 30, 2005:

     Tier 1 capital (to risk-weighted assets)       11.67%
     Total capital (to risk-weighted assets)        12.66%
     Tier 1 capital (to total average assets)        8.81%

As of June 30, 2005, the Company had approximately $1,425,000 in unencumbered cash that could be contributed to the Bank if necessary. The Bank's capital ratios listed above would improve if these funds were injected.

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

ITEM  3.   CONTROLS  AND  PROCEDURES

At June 30, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The  2005  Annual  Meeting  of Shareholders was held on April 25,
          2005.
          (b)  Election of Directors.

          The  following  directors  will serve until the 2006 Annual Meeting of
          Shareholders: Dennis W. Burnette, William L. Early, and Albert L. Evans. The following directors will serve until the 2007 Annual Meeting of Shareholders: J. Calvin Hill, Jr., Roger M. Johnson, and J. David Kellar.

          The following are the results of the votes cast by shareholders present at the 2005 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2008 Annual Meeting of Shareholders:

          Name                      For      Withhold
          ------------------------  -------  --------
          Wanda P. Roach            874,084  330
          A.R. (Rick) Roberts, III  874,084  330
          Donald F. Stevens         874,084  330
          Edwin I, Swords, III      874,084  330

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


                                    CHEROKEE BANKING COMPANY
                                        (Registrant)



DATE: August 12, 2005               BY: /s/ Dennis W. Burnette
      ---------------                   --------------------------------------
                                        Dennis W. Burnette
                                        President, Chief Executive Officer and
                                        Director


DATE: August 12, 2005               BY: /s/ A. R. Roberts
      ---------------                   --------------------------------------
                                        A.R. Roberts, III
                                        Chief Financial Officer,
                                         Chief Operations Officer and Director